Form 10-K
period 1997-12-31
STIRLING COOKE BROWN HOLDINGS LTD
filed 1998-03-31
CIK 1043309

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K
(Mark One)
  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to

                       COMMISSION FILE NUMBER 000-23427

                     STIRLING COOKE BROWN HOLDINGS LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                BERMUDA                            NOT APPLICABLE
    (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

     VICTORIA HALL, 3RD FLOOR, 11 VICTORIA STREET, HAMILTON HM 11, BERMUDA
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                       TELEPHONE NUMBER: (441) 295-7556
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                  Ordinary Shares, Par Value $0.25 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

  The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 20, 1998 was approximately $134.3 million computed upon the basis of the closing sales price of the Ordinary Shares on the Nasdaq National Market on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

  As of March 20, 1998 there were 9,863,372 outstanding Ordinary Shares, the only class of the registrant's common stock outstanding, of $0.25 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the registrant's Proxy Statement relating to its Annual General Meeting of Shareholders scheduled to be held on May 28, 1998 are incorporated by reference into Part III of this Form 10-K.

                               ----------------

  Although Stirling Cooke Brown Holdings Limited is a "foreign private issuer" within the meaning of Rule 3b-4 under the Securities Exchange Act of 1934, as amended, it is voluntarily electing to file its Annual Report for the year ended December 31, 1997 on a Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                                                PAGE
                                            PART 1                                              ----
Item 1   Business..............................................................................   1
Item 2   Properties............................................................................  10
Item 3   Legal Proceedings.....................................................................  11
Item 4   Submission of Matters to a Vote of Security Holders...................................  11
                                           PART II
Item 5   Market for Registrant's Common Equity and Related Stockholder Matters.................  12
Item 6   Selected Financial Data...............................................................  13
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations.  14
Item 8   Financial Statements and Supplementary Data...........................................  19
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  46
                                           PART III
Item 10  Directors and Executive Officers of the Registrant....................................  46
Item 11  Executive Compensation................................................................  46
Item 12  Security Ownership of Certain Beneficial Owners and Management........................  46
Item 13  Certain Relationships and Related Transactions........................................  46
                                           PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  47

Note: All dollar amounts are in U.S. dollars, unless otherwise specifically noted.

                                    PART 1

ITEM 1--BUSINESS

THE COMPANY

  Stirling Cooke Brown Holdings Limited (the "Company") is a Bermuda holding company incorporated on December 12, 1995 which, through its subsidiaries, provides risk management services and products predominantly to U.S.-based small and mid-sized businesses seeking cost-effective alternatives to traditional workers compensation insurance. The Company provides its range of services to independent insurance carriers and reinsurance companies as well as directly to the insureds. The Company arranges reinsurance for its products as well as for those offered by independent U.S.-based insurance carriers active in the workers compensation, occupational accident and health and casualty insurance markets.

  The Company, through its original operating subsidiary, Stirling Cooke Brown Insurance Brokers Limited, began operations in 1989 as an insurance broker in London specialising in the placement of alternatives to traditional workers' compensation insurance and the arrangement of associated reinsurance programs. The Company soon began to develop and market its own innovative services and products designed for employers seeking cost effective methods of alleviating onerous insurance costs.

  Beginning in 1992, the Company identified a number of opportunities and undertook certain strategic initiatives to enhance its growth prospects. To further these plans, the Company acquired Realm Investments Ltd. in January 1996. Realm Investments Ltd., a Bermuda company, acted as a holding company for a number of Bermuda and United States subsidiaries involved in the insurance industry. The Company has expanded its businesses and services to include managing general agency services, insurance underwriting, underwriting management, claims administration, loss and safety control and premium auditing, enabling it to diversify its revenues and increase its overall control of the risk transfer process.

  Immediately after the acquisition of Realm Investments Ltd. in January 1996, certain investment funds affiliated with The Goldman Sachs Group, L.P. made an equity investment in the Company. The Company used the proceeds from this investment to acquire, and provide additional capital for, Realm National Insurance Company Limited ("Realm National") in September 1996. The Company is in the process of integrating Realm National's insurance underwriting capabilities with the Company's risk management services and will seek to earn additional income through a combination of policy issuance fees and net premiums earned associated with the underwriting function while retaining a minimum amount of risk.

  In December 1997, the Company and certain selling shareholders consummated an Initial Public Offering of 3,421,250 Ordinary Shares. Of these shares, 1,375,000 were sold by the Company and 2,046,250 were sold by the selling shareholders. The net proceeds received by the Company of $26.8 million will be used primarily to provide additional capital to Realm National in order to facilitate that company's plans to expand its underwriting activities.

  The Company derives its revenues principally from: (i) risk management fees earned from non-risk bearing services; (ii) net premium earned from providing insurance and reinsurance coverage; and (iii) net investment income.

  In 1997, the Company's risk management fees accounted for 69.9% of total revenues. The Company's risk management fees are generated from brokerage activities, managing general agency services, underwriting management services, captive management and program design and administration services, loss and safety control services, claims administration and policy issuance.

  Net premiums earned accounted for 18.0% of total revenues in 1997. The Company's net premiums earned were generated by Comp Indemnity Reinsurance Company Limited, the Company's Bermuda-based reinsurance subsidiary ("CIRCL"), and Realm National, its New York-based primary insurance carrier.

  Net investment income accounted for 8.9% of total revenues in 1997. The Company earns investment income on both its investment portfolio and on cash held in fiduciary accounts. Cash held in fiduciary accounts relates to premiums collected pending the remittance of such funds to the insurance company or underwriter.

INSURANCE SERVICES

  The Company's principal source of profits is risk management fees received for the various insurance services it provides to its clients. The services offered to clients include the following:

  INSURANCE AND REINSURANCE BROKERING

  The Company's insurance and reinsurance brokering subsidiaries act as brokers for the placement of risks for alternative and traditional workers compensation, accident, health and specialty casualty lines.

  The Company, through its original operating subsidiary, Stirling Cooke Brown Insurance Brokers Limited, began operating in 1989 as an insurance broker in London specialising in the placement of alternatives to traditional workers' compensation insurance and the arrangement of assorted reinsurance programs. The Company now owns insurance and reinsurance brokering subsidiaries based in London, Bermuda and New York. These companies specialise in placing insurance and reinsurance business in alternative and traditional workers' compensation, accident, health and specialty casualty lines. The Company generates fees and commission-based revenues from this business. The Company's brokering operations generated revenues of $24.0 million in 1997, $20.1 million in 1996 and $17.1 million in 1995.

  MANAGING GENERAL AGENCY SERVICES

  The Company's Managing General Agency ("MGA") subsidiaries are authorised to market products, underwrite risks, issue policies, administer claims and accept associated premiums on behalf of various independent and group owned primary insurance carriers.

  The Company has in recent years expanded its MGA network to include offices in: Dallas, Texas; Sarasota, Ft. Lauderdale and Orlando in Florida; New York City, New York and Montgomery, Alabama. The Company's MGA's earn fees and commissions for providing services. The MGAs generated revenues of $11.4 million in 1997 and $6.0 million in 1996.

  UNDERWRITING MANAGEMENT SERVICES

  The Company owns a number of Managing General Underwriters ("MGUs") based in Bermuda and the United States who are authorised to underwrite and administer reinsurance business on behalf of a number of independent reinsurance companies. The MGUs earn fees for providing these underwriting and associated services relating to the business underwritten. The MGUs generated revenues of $4.0 million in 1997 and $4.0 million in 1996.

  PROGRAM DESIGN AND ADMINISTRATION AND CAPTIVE MANAGEMENT SERVICES

  The Company designs and markets comprehensive programs to transfer risk from an insured to insurers and ultimately to reinsurers in the workers' compensation market as well as for other specialty casualty lines. These programs enable the Company to provide a range of risk management services and products for clients, while also maximising the Company's revenues at each stage of the risk transfer process. The Company earns fees for designing, administrating and placing these programs. Revenues in respect of these services were $2.9 million in 1997 and $1.6 million in 1996.

  LOSS CONTROL, CLAIMS ADMINISTRATION AND PREMIUM AUDITING SERVICES

  The Company provides claims administration, loss and safety control and premium audit services to independent and group owned insurance companies. These services are provided by North American Risk, Inc., which was established in July 1996. Fees earned by North American Risk, Inc. contributed $2.6 million to revenues in 1997 and $2.0 million to revenues in 1996.

  PRIMARY INSURANCE CARRIER

  The Company currently uses independent primary insurance carriers, primarily Clarendon National Insurance ("Clarendon") and Legion Insurance Company ("Legion"), in connection with most of its existing workers' compensation business, and expects these arrangements to continue for much of this existing business. However, following the acquisition of Realm National in September 1996, the Company has started to act as an issuing carrier for a portion of its new business opportunities and receives a combination of policy issuance fees (typically 7% of the insured's gross premiums) and/or net premiums earned. Furthermore, Realm National provides the Company with the opportunity to generate business and receive premiums and fees from sources outside the Company's MGA network as non-affiliated MGAs place business with Realm National. The Company expects that the revenues to be generated through the integration of Realm National into the Company's existing businesses will be an important component of future earnings growth.

  Realm National had shareholder's equity of approximately $21.5 million at December 31, 1997 (1996--$21.3 million), net premiums earned of approximately $2.9 million for the year ended December 31, 1997 (1996--$0.8 million) and a B+ (Very Good) rating from A.M. Best Company. Prior to its acquisition by the Company, Realm National primarily wrote property and casualty insurance in a limited number of states. For the year ended December 31, 1997, Realm National's gross premiums written were $21.7 million (September 5, 1996, date of acquisition, to December 31, 1996--$4.0 million); net premiums written were $4.0 million (1996--$0.8 million), of which $1.7 million (1996--$0.8 million) were related to property insurance and $2.3 million (1996--$0.0) were related to workers' compensation insurance. The Company is in the process of expanding Realm National's business to include workers' compensation and other specialty casualty insurance lines in each of the 19 states in which Realm National is currently licensed to provide property and casualty insurance. The Company intends to eventually license Realm National in substantially all of the remaining states and the District of Columbia. In order to obtain a license in a given state, Realm National must complete an application and demonstrate compliance with state licensing requirements. The applicable insurance regulatory authority reviews the application, which review may take from three months to two or more years. If all the requirements are met, a license is issued.

  In determining whether to issue a license to do business in a state, the state's insurance regulatory agency is required by statute or regulation to consider a number of factors, largely for the purpose of protecting policyholders within the state. Typically, the application process will involve a review of the applicant's recent audited and statutory financial statements, and in many states one or more years of operating projections, to assess the financial strength of the applicant; biographical information concerning the experience and fitness of directors, officers and major shareholders; reports of recent examinations as to the applicant's compliance record, finances and market practices in its state of domicile; proposed policy forms and rate schedules; and the applicant's experience in underwriting the line or lines of business to be offered.

  REINSURANCE COMPANY

  The Company has a Bermuda-based reinsurance company, CIRCL, which reinsures a portion of the underwriting risk on business provided to or by the Company and receives a reinsurance premium to cover that risk. CIRCL accepts a portion of the reinsurance risk from insurance carriers on programs managed by the Company, and then purchases reinsurance protection to minimise its risk. CIRCL primarily reinsures workers' compensation, and associated property and general liability risks. For the year ended December 31, 1997, CIRCL's gross premiums assumed were $14.1 million (1996--$12.5 million), of which $13.1 million (1996--$9.5 million) were related to workers' compensation insurance and $1.0 million (1996--$3.0 million) were related to property and general liability insurance. Net premiums assumed were $9.2 million (1996--$9.3 million).

MARKETING

  The Company markets and originates business at various stages in the risk transfer process, through its MGAs, Realm National and its insurance and reinsurance brokering activities.

  MANAGING GENERAL AGENCY NETWORK

  The Company markets its workers' compensation products and other specialty lines to retail agents in the U.S. through its Company-owned MGAs. Individual MGA offices market their services and products through sales representatives, targeted direct mail, local and regional advertising, seminars, and trade and industry conventions. The Company advertises in U.S. and international trade journals, and has also contributed articles to a quarterly trade magazine circulated to agents and policyholders. Additionally, the Company participates as an exhibitor in the annual Risk and Insurance Management Society conventions.

  Given its general reliance on retail agents as an important source of business production, the Company places emphasis on building and maintaining relationships with individual retail agents, and on expanding its network of retail producers. To encourage loyalty from the retail agents to the Company's MGAs, the Company seeks to provide a high level of service, offer insurance products that satisfy the needs of clients and reward increased levels of production through incentive compensation schedules. The Company believes that it has successfully developed a reputation for providing quality service, cost-effective products and strong marketing support which has enabled it to develop strong relationships with its retail agents and commercial customers.

  PRIMARY INSURANCE CARRIERS

  The Company's MGAs market insurance products on behalf of both Realm National and independent primary insurance carriers, primarily Clarendon and Legion. In 1997, fees received from Clarendon accounted for approximately 51% of the Company's total revenues, while fees received from Legion accounted for less than 10% of the Company's total revenues. In addition, Realm National's insurance products are marketed to independent agents and other procurers of insurance through other unaffiliated MGA networks. The Company expects Realm's marketing efforts to increase as it becomes licensed in additional states.

  INSURANCE AND REINSURANCE BROKERING

  The Company markets its insurance and reinsurance brokering capabilities in a number of specialty insurance markets, both alternative and traditional. The Company focuses its insurance brokering marketing efforts on wholesale and retail agents, and its reinsurance brokering marketing efforts on a number of primary insurance and reinsurance companies.

COMPETITION

  The business of providing risk management services and products to the workers' compensation and property and casualty insurance markets is highly competitive. The Company competes with providers of traditional insurance coverage and with other providers of alternative market services (including domestic and foreign insurance companies, reinsurers, insurance brokers, captive insurance companies, rent-a-captives, self-insurance plans, risk retention groups, state funds, assigned risk pools and other risk-financing mechanisms). The Company believes the key factors to effectively compete in the risk management market are price, the ability to tailor programs to the needs of the insured and the ability to rapidly develop new solutions to address changing market needs. The Company believes that its services and products are competitively priced, and that its combination of MGA, insurance and reinsurance services and products enables it to rapidly develop tailored programs and act as a single source provider of risk management services and products.

  Realm National is rated B+ (Very Good) by A.M. Best Company and in certain circumstances may be at a competitive disadvantage to insurance carriers with higher ratings. The Company's MGAs also represent carriers with higher ratings from A.M. Best Company, ensuring that the Company's MGAs are not negatively impacted in circumstances where Realm National is not selected as the insurance carrier due to its rating.

EMPLOYEES

  As of December 31, 1997, the Company had 291 employees. The service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is extremely competitive, the Company believes that its relationship with its employees is good. None of the Company's employees are represented by a union.

REGULATION

  The Company's subsidiaries that are engaged in the underwriting and retention of insurance risk (Realm National and CIRCL) are subject to regulation by government agencies in the states and foreign jurisdictions in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company; regulation of certain transactions entered into by an insurance company with any of its affiliates; approval of premium rates, forms and policies used for many lines of insurance; standards of solvency and minimum amounts of capital and surplus which must be maintained; establishment of reserves required to be maintained for unearned premium, losses and loss expense or for other purposes; limitations on types and amounts of investments; restrictions on the size of risks which may be insured by a single company; licensing of insurers and agents; deposits of securities for the benefit of policyholders; and the filing of periodic reports with respect to financial condition and other matters.

  Most states require property and casualty insurers licensed to transact insurance in the state to become members of insolvency funds or associations which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written by a member in that state. Assessments from insolvency funds paid by Realm National were immaterial in 1995, 1996 and 1997. The cost of most of these assessments is recoverable through future policy surcharges and premium tax deductions.

  Realm National is also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. One such pool is the multi-state workers' compensation pool operated by the National Council on Compensation Insurance. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. Total assessments incurred by Realm National from all such facilities for 1995, 1996, and 1997 were immaterial.

  Realm National is subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions payable by an insurance company to its shareholders. By agreement with the New York Department of Insurance, Realm National is restricted from declaring dividends for a two year period from September 5, 1996, the date upon which its acquisition by the Company was completed. The restrictions are generally based on certain levels of surplus, investment income, and operating income, as determined under statutory accounting practices.

  The insurance code of New York regulates the distribution of dividends and other payments to the Company by Realm National. Under the applicable New York statute, unless prior regulatory approval is obtained, an insurer may not declare or distribute any dividend to shareholders which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of (i) 10% of its surplus to policyholders as shown by its last statement on file with the New York Department of Insurance, or (ii) 100% of adjusted net investment income during such period. Such restrictions or any additional subsequently imposed restrictions may in the future affect the Company's ability to pay principal and interest on its debt, expenses, and any cash dividends to its shareholders. Future dividends from the Company's subsidiaries may also be limited by business considerations.

  The National Association of Insurance Commissioners has adopted a methodology for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital requirement. Insurance companies are required to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalised companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorised control level" of RBC. Under the formula, a higher ratio reflects a greater adequacy of capital. Based on calculations made by the Company, the RBC level for the Company's insurance subsidiaries exceeds levels that would trigger regulatory attention. At December 31, 1997, Realm National's RBC ratio was approximately 1,624% (1996-- 1,908%), and the threshold requiring minimum regulatory involvement was 200%. Therefore, the Company's capital exceeds all requirements of the Risk-Based Capital Model Act. The NAIC has also developed an Insurance Regulatory Information System ("IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values in four or more ratios generally leads to inquiries from individual state insurance commissioners. Management believes Realm National's IRIS ratios are such as to not attract such regulatory attention.

  In addition to the oversight of the Company's insurance subsidiaries, the Company, as the ultimate parent of a New York domiciled insurer (Realm National), is also subject to regulation under the New York Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The Holding Company Act contains certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Act contains special reporting and prior approval requirements with respect to transactions among affiliates.

  Realm National is organized under the insurance laws of the State of New York (the "Insurance Code of New York"). The Insurance Code of New York provides that the acquisition or change of "control" of a domestic insurer, or any person who controls a domestic insurer, cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company, or any person controlling a domestic insurance company, must generally file with a relevant insurance regulatory authority an application for change of control (commonly known as a "Form A") containing certain information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. Under the Insurance Code of New York, control is presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing ten percent or more of the voting securities of any other person.

  In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic admitted insurance company in that state. While such pre-notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist such as undue market concentration.

  As a holding company, the Company is not subject to Bermuda insurance regulations. However, the Bermuda Insurance Act 1978, as amended (the "Insurance Act"), which regulates the insurance business of CIRCL, an insurance subsidiary of the Company, provides that no person shall carry on insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance (the "Minister"). The registration of an applicant as an insurer is subject to its compliance with the terms of its registration and such other conditions as the Minister may impose from time to time.

  In general, the regulation of insurers in Bermuda relies heavily upon auditors, loss reserve specialists, directors, and managers, who must certify that an insurer meets minimum capital and solvency requirements. Every registered insurer must appoint a government approved auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer.

  CIRCL is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum statutory capital and surplus equal to the greatest of: (a) $1 million; (b) 20% of the first $6 million of its net premiums written plus 15% of its net premiums written over $6 million; and (c) 15% of its net outstanding losses and loss expenses; (ii) is limited in declaring or paying any dividends during any financial year with respect to a specified minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio; (iii) is prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (iv) is required to report its failure to meet its minimum solvency margin to the Minister within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred. CIRCL is also required to obtain an annual loss reserve opinion issued by a government approved loss reserve specialist.

  The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.

  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda to oversee the business of the insurer and to report to the Minister and the Bermuda Registrar of Companies in respect of certain events. Unless the approval of the Minister is obtained, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. Within 30 days of the principal representative's knowing or having reason to believe that the insurer the representative represents is likely to become insolvent or that an "event" has occurred, the principal representative must provide a written report to the Minister setting out all the particulars of the case that are available to the representative. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

  The Minister may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

  If it appears to the Minister that there is a risk of the insurer becoming insolvent, the Minister may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realise certain investments; to maintain in Bermuda, or transfer to the custody of a Bermuda bank, certain assets; and to limit its premium income.

  The Bermuda Government actively encourages foreign investment in "exempted" entities like CIRCL that are based in Bermuda but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, CIRCL is exempted from taxes on its income until March 28, 2016 and is not subject to tax on its dividends or to any foreign exchange controls in Bermuda. In addition, there currently is no capital gains tax in Bermuda, and profits can be accumulated by CIRCL, as required, without limitation.

  Certain of the Company's subsidiaries are also subject to regulation as insurance intermediaries. Under the applicable regulations, the intermediary is responsible as a fiduciary for funds received for the account of the parties to the insurance or reinsurance transaction and is required to hold such funds in appropriate bank accounts subject to restriction on withdrawals and prohibitions on commingling. The Company's insurance intermediaries include several MGAs. MGAs produce, underwrite, and manage claims or negotiate reinsurance for a specific portion of an insurance company's business in certain states, and they are subject to regulation under state laws regarding licensure, fiduciary obligations with respect to premium and concerning the general management of the insurer's business.

  The activities of Stirling Cooke Brown Insurance Brokers Limited as an insurance broker in the UK require it to be authorised under the Insurance Brokers (Registration) Act of 1977 by the Insurance Brokers Registration Council (the "Council"). Authorisation by this body involves continuing compliance with rules made by the Council, which require, among other things, that the Company maintain a minimum level of working capital, that it allocate not more than a specified level of its business to any particular insurance company or group of insurance companies, that it supply reports to the Council, and that it conduct its business in accordance with the conduct of business rules published by the Council. It is a condition to the authorisation from the Council that a majority of the directors of Stirling Cooke Brown Insurance Brokers Limited are and remain registered as insurance brokers in the UK.

OUTSTANDING LOSSES AND LOSS EXPENSES

  Both Realm National and CIRCL maintain loss reserves to reflect anticipated future claims and claims expense payments. CIRCL was acquired in January 1996 and Realm National was acquired in September 1996. The Company establishes reserves for losses and loss adjustment expenses related to claims which have been reported on the basis of the evaluations of independent claims adjusters and the Company's own claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses. The estimate of claims and claims expenses arising for accidents which have occurred but not yet been reported is based upon the Company's and the insurance industry's experience together with statistical information with respect to the probable number and nature of such claims. The Company engages independent actuaries to assist in this process.

  The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses:

            RECONCILIATION OF OUTSTANDING LOSSES AND LOSS EXPENSES

                                                                FOR THE YEARS
                                                                ENDED DECEMBER
                                                                     31,
                                                               ----------------
                                                                1996     1997
                                                               ------- --------
                                                                 (DOLLARS IN
                                                                  THOUSANDS)
      Balance beginning of year............................... $   --  $ 24,301
      Less outstanding losses recoverable.....................     --   (16,588)
      Net balance for CIRCL, at acquisition...................   1,270      --
      Net balance for Realm National, at acquisition..........   1,687      --
                                                               ------- --------
      Net balance.............................................   2,957    7,713
                                                               ------- --------
      Incurred related to:
        Current year..........................................   6,515   10,174
        Prior years...........................................     250      777
                                                               ------- --------
          Total incurred......................................   6,765   10,951
                                                               ------- --------
      Paid related to:
        Current year..........................................   1,334    3,560
        Prior years...........................................     675    3,449
                                                               ------- --------
          Total paid..........................................   2,009    7,009
                                                               ------- --------
      Net balance.............................................   7,713   11,655
      Plus outstanding losses recoverable.....................  16,588   24,621
                                                               ------- --------
      Balance at end of year.................................. $24,301 $ 36,276
                                                               ======= ========

  The adverse development during 1997 on prior years primarily represents an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry.

  The Company's underwriting loss ratio (i.e. the ratio of net losses and net loss expenses to net assumed premium earned) for 1997 was 92.9% (1996--77.3%).

  The Company believes that the provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred, however, such a provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. The Company has limited historical loss experience available to serve as a reliable basis for the estimation of ultimate losses. It is at least reasonably possible that management will revise the estimate of outstanding losses and loss expenses significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

  The previous table represents a reconciliation of reserves in accordance with generally accepted accounting principals ("GAAP"). The following table reconciles the difference between the Company's portion of these reserves and those contained in regulatory filings made by the Company's subsidiaries in accordance with statutory accounting practices ("SAP").

                    RECONCILIATION OF SAP AND GAAP RESERVES

                                                               FOR THE YEARS
                                                              ENDED DECEMBER
                                                                    31,
                                                              ----------------
                                                               1996     1997
                                                              -------  -------
                                                                (DOLLARS IN
                                                                THOUSANDS)
      Reserves for losses and loss adjustment expenses, end
       of year SAP........................................... $ 7,843  $11,806
      Gross-up for ceded reinsurance reserves................  16,588   24,621
      Provision for salvage receivable not included on a SAP
       basis.................................................     (29)    (128)
      Provision for loss portfolio transfer not included in
       SAP reserves..........................................    (101)     (23)
                                                              -------  -------
      Reserves for losses and loss adjustment expenses, end
       of year GAAP.......................................... $24,301  $36,276
                                                              =======  =======

  The following table presents the development of the Company's ongoing net reserves for 1996 through 1997. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Deficiency" represents the aggregate change in the estimates over all prior years. The Company's insurance entities were both purchased in 1996 so, accordingly, there has only been one year's movement in the Company's reserves. It should be noted that the following table presents a "run-off" of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                       (NET OF REINSURANCE RECOVERABLE)

                                                              FOR THE YEARS
                                                             ENDED DECEMBER
                                                                   31,
                                                            ------------------
                                                              1996      1997
                                                            --------  --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
      Gross reserve for losses and loss adjustment
       expenses...........................................  $ 24,301  $ 36,276
      Less outstanding losses recoverable.................   (16,588)  (24,621)
                                                            --------  --------
      Net reserve for losses and loss adjustment expenses.     7,713    11,655
      Reserve re-estimated as of:
        One year later....................................  $  8,490
                                                            --------
      Cumulative deficiency...............................      (777)
                                                            --------
      Percentage..........................................        10%
                                                            --------
      Cumulative amount of reserve paid through:
        One year later....................................  $  3,449
                                                            ========

NOTE ON FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K for the year ended December 31, 1997, the Company's 1997 Annual Report, any Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

  Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-K for a discussion of the factors that may cause actual results to differ from the results discussed in these forward-looking statements.

ITEM 2--PROPERTIES

  The Company's principal executive offices are located in Hamilton, Bermuda. This facility currently serves as the headquarters for senior management, the financial and administrative departments and the Company's Bermuda subsidiaries. The following table sets forth additional information concerning the Company's facilities:

                                                 APPROXIMATE
           PROPERTY                              SQUARE FEET  LEASE EXPIRATION
           --------                              -----------  ----------------
      Hamilton, Bermuda.........................   10,307    June 20, 2006
      London, England...........................   12,500    August 10, 2009
      Dallas, Texas.............................   14,700    September 30, 2003
      New York, New York........................    7,900    October 3, 2003
      Sarasota, Florida.........................    8,300    June 14, 1998
      Orlando, Florida..........................    3,400    June 30, 1999
      Fort Lauderdale, Florida..................   11,100    January 1, 2000

  All of the Company's facilities are leased. Aggregate lease payments for 1997 were $1.9 million. The Company anticipates that it will be able to extend these leases as they expire or, if necessary or desirable, locate substitute facilities on acceptable terms.

ITEM 3--LEGAL PROCEEDINGS

  The Company is subject to litigation and arbitration in the ordinary course of its business.

  While any proceeding contains an element of uncertainty, management presently believes the outcome of currently pending proceedings will not have a material adverse effect on the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 1997.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth certain information regarding the Executive Officers of the Company.

      NAME                 AGE                     POSITION
      ----                 ---                     --------
      Nicholas Mark Cooke.  40 Chairman, President, Chief Executive Officer and
                               Director (1)
      Nicholas Brown......  39 Managing Director of Stirling Cooke Brown
                               Insurance Brokers Limited and Stirling Cooke
                               Brown Reinsurance Brokers Limited; Director (2)
      George W. Jones.....  43 Chief Financial Officer and Director (3)

--------

(1) Term expires at annual shareholders meeting in 2000.
(2) Term expires at annual shareholders meeting in 1999.
(3) Term expires at annual shareholders meeting in 1998.

  NICHOLAS MARK COOKE has been Chief Executive Officer of the Company or its predecessors since 1990 and Chairman, President and Director of the Company since it began operations in January 1996. Prior to 1990, Mr. Cooke was a director of two Lloyds brokers and has had continuous employment in the insurance and reinsurance industry in the London market since 1976.

  NICHOLAS BROWN has been a Director of the Company since it began operations in January 1996. Mr. Brown has been a Director and the Managing Director of Stirling Cooke Brown Insurance Brokers Limited and of Stirling Cooke Brown Reinsurance Brokers Limited, U.K. subsidiaries of the Company since 1992. Prior to 1992, Mr. Brown was a director of a Lloyds broker and has had continuous employment in the insurance and reinsurance industry in the London market since 1977.

  GEORGE W. JONES has been Chief Financial Officer and a Director of the Company since it began operations in January 1996, and was Chief Financial Officer and a Director of Stirling Cooke Brown Holdings (U.K.) Limited since 1992 and its subsidiaries since 1988.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Ordinary Shares, $0.25 par value, have been quoted on the Nasdaq National Market under the symbol "SCBHF" since November 26, 1997. The Ordinary Shares were listed in connection with the Company's Initial Public Offering completed in December 1997. As of March 20, 1998, the approximate number of holders of the Company's Ordinary Shares was 300.

  The following table sets forth the high and low closing sale prices per share of the Company's Ordinary Shares for the period November 26, 1997 to December 31, 1997:

                                                                  HIGH     LOW
                                                                 ------- -------
      November 26, 1997--December 31, 1997...................... $25 1/2 $23 3/8

  The closing market price of the Ordinary Shares on March 20, 1998 was $26
3/8.

  During 1996 and 1997 the Company did not pay any dividends. A dividend of $.03 per Ordinary Share was declared on March 13, 1998 and will be paid on March 30, 1998 to record holders at March 23, 1998. The declaration and payment of future dividends is at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company, general business conditions and other factors. The Company's ability to pay dividends is restricted due to certain insurance regulations. See "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements.

  On May 16, 1997 the Company sold 8,000 Ordinary Shares to David M. Tarsh, an existing shareholder of the Company, for an aggregate consideration of $43,000. Such sale was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) thereof.

  On June 30, 1997 the Company sold 8,000 Ordinary Shares to Paul Murray, an existing shareholder of the Company, for an aggregate consideration of $43,000. Such sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

  On June 30, 1997 the Company increased its authorized share capital to 20,000,000 Ordinary Shares of par value $0.25 each and effected a four-for-one stock split, whereby each of the Company's Ordinary Shares of par value $1.00 each was divided into four Ordinary Shares of par value $0.25 each. Unless otherwise specifically set forth to the contrary, all share and per share amounts have been adjusted to reflect this stock split.

ITEM 6--SELECTED FINANCIAL DATA

  The selected consolidated financial data below should be read in conjunction with the Consolidated Financial Statements and the notes thereto presented under Item 8.

                                AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------
                             1993       1994       1995       1996(1)    1997
                          ---------- ---------- ---------- ---------- ----------
                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                  DATA)
INCOME STATEMENT DATA:
Revenues
  Brokerage fees and
   commissions..........  $   10,283 $   11,670 $   17,084 $   20,117 $   23,965
  Managing general
   agency fees..........           0          0          0      6,016     11,391
  Underwriting
   management fees......           0          0          0      4,045      4,022
  Program and captive
   management fees......           0          0          0      1,625      2,876
  Loss control and audit
   fees.................           0          0          0      2,039      2,627
  Policy issuance fees..           0          0          0        219        783
                          ---------- ---------- ---------- ---------- ----------
    Total risk
     management fees....      10,283     11,670     17,084     34,061     45,664
  Net premiums earned...           0          0          0      8,754     11,790
  Net investment income.         514        703      1,964      3,405      5,782
  Other income..........           0          0          0        841      2,074
                          ---------- ---------- ---------- ---------- ----------
    Total revenues......      10,797     12,373     19,048     47,061     65,310
                          ---------- ---------- ---------- ---------- ----------
Expenses
  Net losses and loss
   expenses incurred....           0          0          0      6,765     10,951
  Acquisition costs.....           0          0          0      1,837      1,344
  Salaries and benefits.       3,658      4,454      6,066     13,106     18,503
  General and
   administration
   expenses.............       3,602      3,788      5,828     13,154     18,594
                          ---------- ---------- ---------- ---------- ----------
    Total expenses......       7,260      8,242     11,894     34,862     49,392
                          ---------- ---------- ---------- ---------- ----------
  Income Before
   Taxation.............       3,537      4,131      7,154     12,199     15,918
  Taxation..............       1,419      1,298      2,560      2,281      2,925
                          ---------- ---------- ---------- ---------- ----------
    Net Income..........  $    2,118 $    2,833 $    4,594 $    9,918 $   12,993
                          ========== ========== ========== ========== ==========
Net Income per share(2).  $     0.49 $     0.66 $     1.07 $     1.22 $     1.55
Net Income per share
 assuming dilution(2)...  $     0.49 $     0.66 $     1.07 $     1.19 $     1.53
Dividends per Ordinary
 Share..................  $     0.28 $     0.19 $     0.53 $     0.00 $     0.00
Weighted average number
 of ordinary shares
 outstanding............   4,288,908  4,288,908  4,288,908  8,100,782  8,383,482
Weighted average number
 of ordinary shares
 outstanding assuming
 dilution...............   4,288,908  4,288,908  4,304,098  8,306,610  8,515,473
BALANCE SHEET DATA:
Cash and marketable
 securities.............  $      368 $      428 $      688 $   38,221 $   71,667
Total assets(3).........      15,576     61,914    103,273    235,084    406,330
Long term debt..........           0          0          0          0          0
Ordinary Shares subject
 to redemption(4).......           0          0          0     14,457          0
Total shareholders'
 equity.................       2,532      4,596      7,055     29,001     83,103

--------
(1) Includes the operations of Realm Investments Limited from its January 1996 acquisition by the Company. Realm National from its September 1996 acquisition by the Company and the operations of North American Risk, Inc. from its July 1996 acquisition by the Company. All of such acquisitions were accounted for as purchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(2) Net income per share is calculated by dividing income available to ordinary shareholders by the weighted average number of Ordinary Shares outstanding. The Ordinary Shares which were subject to redemption are included in the computation of the weighted average number of outstanding Ordinary Shares since they have identical rights. Shares held in treasury are not considered outstanding for purposes of the computation. Income per Ordinary Share assuming dilution is computed by dividing income available to ordinary shareholders by the weighted average number of Ordinary Shares and potentially dilutive securities such as stock options. The dilutive effect of options are reflected in the computation by application of the treasury stock method.
(3) Total assets comprise corporate assets together with cash held and insurance balances receivable in a fiduciary capacity. See Note 5 to the Consolidated Financial Statements.
(4) The Ordinary Shares subject to redemption were reclassified to shareholders' equity upon consummation of the Initial Public Offering since those shares were no longer redeemable.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Stirling Cooke Brown Holdings Limited (the "Company") was incorporated in Bermuda on December 12, 1995. The Company is a holding company engaged, through its subsidiaries, in providing insurance services primarily in the United States, Bermuda and Europe. The Company's activities include insurance and reinsurance brokering, underwriting management, risk management, claims control, loss and safety prevention, third party administration and managed care services. In January 1996, the Company acquired all the outstanding common shares of Realm Investments Ltd. in exchange for 1,999,980 of its newly issued ordinary shares. The Company also acquired in September 1996 its own United States domiciled insurance company (Realm National) which, together with the Company's Bermuda based reinsurance company (CIRCL), writes insurance and reinsurance business. Realm National also earns policy issuance fees. The Company specializes in the North American occupational accident and workers' compensation alternative risk transfer markets.

  The Company did not conduct any business from the date of its incorporation until January 1996. In January 1996, under the terms of a share purchase agreement, the Company exchanged 4,000,020 of its newly issued ordinary shares for 100% of the outstanding share capital of Stirling Cooke Brown Holdings
(UK) Limited. Stirling Cooke Brown Holdings (UK) Limited was incorporated in England on February 5, 1990 and formerly acted as the ultimate holding company for a number of United Kingdom subsidiaries involved in the insurance brokering industry.

  Stirling Cooke Brown Holdings (UK) Limited was the predecessor entity of the Company. Accordingly, the consolidated financial statements of the Company for the year ended December 31, 1995 are those of Stirling Cooke Brown Holdings
(UK) Limited.

  The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.

Results of Operations For the Years Ended December 31, 1995, 1996 and 1997.

Revenues

  Total revenues increased $18.2 million, or 38.8%, to $65.3 million in 1997, from $47.1 million in 1996 which in turn was a 147% increase over 1995. Comparisons with 1995 are not considered meaningful as the figures do not reflect the results of the Realm Investments Ltd. group which was acquired at the beginning of 1996.

        The components of the Company's revenues are illustrated below:

                                     FOR THE YEARS ENDED DECEMBER 31
                         --------------------------------------------------------
                                1995               1996               1997
                         ------------------ ------------------ ------------------
                          TOTAL  % OF TOTAL  TOTAL  % OF TOTAL  TOTAL  % OF TOTAL
                         ------- ---------- ------- ---------- ------- ----------
                                          (DOLLARS IN THOUSANDS)
Risk management fees.... $17,084    89.7%   $34,061    72.4%   $45,664    69.9%
Net premiums earned.....       0     0.0      8,754    18.6     11,790    18.0
Net investment income...   1,964    10.3      3,405     7.2      5,782     8.9
Other income............       0     0.0        841     1.8      2,074     3.2
                         -------   -----    -------   -----    -------   -----
    Total revenues...... $19,048   100.0%   $47,061   100.0%   $65,310   100.0%
                         =======   =====    =======   =====    =======   =====

  The increase in 1997 revenues over 1996 revenues consisted primarily of an $11.6 million increase in risk management fees due to increased business volume by the Company's brokering subsidiaries, increased managing general agency fees as a result of a greater penetration of existing markets by the Company's managing general agency network, increased program administrative fees, and additional risk management fees generated from the provision of loss control, claims administration and premium auditing services. The Company's wholly owned subsidiary, Realm National, earns risk management fees in the form of policy issuance fees; these contributed $0.8 million to revenues in 1997 and $0.2 million in 1996. Net premiums earned increased $3.0 million over 1996 primarily as a result of 1997 being the first full year of Realm National's results being consolidated and the increased business this operation generated for the Company. Net investment income in 1997 increased $2.4 million over 1996, reflecting an increase in the Company's average balances of cash, including cash held in fiduciary accounts, and marketable securities during the year. This was primarily as a result of increased cash flow from the Company's operations and greater retained earnings. The Company also benefited from investment income from the proceeds of the Initial Public Offering completed at the beginning of December 1997. Other income in 1997 comprised primarily $1.3 million in respect of the Company's equity share in the net income of affiliates compared to $0.3 million in 1996 and $0.5 million in 1997 in respect of gains arising from the disposal of subsidiary companies compared to no such gains in 1996.

  Risk management fees as a percent of total revenues decreased to 69.9% in 1997 from 72.4% in 1996 and 89.7% in 1995, while net premiums earned as a percent of total revenues decreased to 18.0% in 1997 from 18.6% in 1996 and increased from 0% in 1995. The Company expects risk management fees as a percent of total revenues to decrease in future periods and net premiums earned to increase as a percent of total revenues as Realm National becomes licensed to write insurance in additional states and increases its business volume. The anticipated trend will be partially offset by an increase in risk management fees associated with the new business expected to be produced through Realm National.

  The components of the Company's risk management fees are illustrated below:

                                     FOR THE YEARS ENDED DECEMBER 31
                         --------------------------------------------------------
                                1995               1996               1997
                         ------------------ ------------------ ------------------
                          TOTAL  % OF TOTAL  TOTAL  % OF TOTAL  TOTAL  % OF TOTAL
                         ------- ---------- ------- ---------- ------- ----------
                                          (DOLLARS IN THOUSANDS)
Brokerage fees and
 commissions............ $17,084   100.0%   $20,117    59.0%   $23,965    52.5%
Managing general agency
 fees...................       0     0.0      6,016    17.7     11,391    24.9
Underwriting management
 fees...................       0     0.0      4,045    11.9      4,022     8.8
Program and captive
 management fees........       0     0.0      1,625     4.8      2,876     6.3
Loss control and audit
 fees...................       0     0.0      2,039     6.0      2,627     5.8
Policy issuance fees....       0     0.0        219     0.6        783     1.7
                         -------   -----    -------   -----    -------   -----
  Total risk management
   fees................. $17,084   100.0%   $34,061   100.0%   $45,664   100.0%
                         =======   =====    =======   =====    =======   =====

  Risk management fees increased $11.6 million, or 34.1% to $45.7 million, in 1997 from $34.1 million in 1996. Risk management fees in 1995 included only brokerage fees and commissions as they do not include the revenues of the acquired Realm Investments Ltd. group. Managing general agency fees had the most significant impact on the growth of total risk management fees in 1997, increasing $5.4 million, primarily as a result of the Company's expansion of its managing general agency operations in Florida and, to a lesser extent, in Texas. Brokerage fees and commissions increased $3.8 million in 1997 and $3.0 million in 1996, primarily the result of increased insurance and reinsurance brokerage activities from the Company's U.K.-based brokerage operations. In October 1997, the Company sold its U.K.-based international brokerage company following management's decision to concentrate their efforts on continuing to build up the Company's core business. Program and captive management fees increased $1.3 million in 1997 to $2.9 million from $1.6 million in 1996 due to an increase in business resulting from increased program volumes generated by the Company's managing general agency network. Fees for claims administration, safety and loss control services, and premium audit services provided by North American Risk, Inc. increased $0.6 million in 1997 to $2.6 million from $2.0 million in 1996. The Company's policy issuance fees through Realm National increased $0.6 million in 1997 to $0.8 million from $0.2 million in 1996.

  Brokerage fees and commissions represented 52.5% of risk management fees in 1997 compared to 59.0% in 1996 and 100% in 1995. This decrease was primarily a result of the Company's strategy to further expand and diversify its risk management business through its managing general agency operations and other service-providing subsidiaries. As a result, managing general agency fees comprised 24.9% of risk management fees in 1997 compared to 17.7% in 1996. Loss control, claims administration and audit fees comprised 5.8% of risk management fees in 1997 compared to 6.0% in 1996. Policy issuance fees comprised 1.7% of risk management fees in 1997 compared to 0.6% in 1996. It is anticipated that these fees will increase significantly as a percentage of risk management fees as Realm National expands its activities.

 Expenses

        The components of the Company's expenses are illustrated below:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31
                                                        -----------------------
                                                         1995    1996    1997
                                                        ------- ------- -------
                                                        (THOUSANDS OF DOLLARS)
      Net losses and loss expenses incurred............ $     0 $ 6,765 $10,951
      Insurance premium acquisition costs..............       0   1,837   1,344
                                                        ------- ------- -------
          Total insurance costs........................       0   8,602  12,295
                                                        ------- ------- -------
      Salaries and benefits............................   6,066  13,106  18,503
      General and administration expenses..............   5,828  13,154  18,594
                                                        ------- ------- -------
          Total operating expenses.....................  11,894  26,260  37,097
                                                        ------- ------- -------
            Total expenses............................. $11,894 $34,862 $49,392
                                                        ======= ======= =======

  Total expenses increased $14.5 million, or 41.7%, to $49.4 million, in 1997 from $34.9 million in 1996 and $11.9 million in 1995. Total insurance costs, which includes net losses and loss expenses incurred and insurance premium acquisition costs, increased $3.7 million to $12.3 million in 1997 from $8.6 million in 1996. The increase in total insurance costs from 1996 to 1997 was primarily a result of the increase in net premiums earned during those periods and adverse loss development on one particular program that covers bodily injury and property risks in the construction industry. Total operating expenses increased $10.8 million, or 41.3%, to $37.1 million in 1997 from $26.3 million in 1996 and $11.9 million in 1995. Salaries and benefits, the largest component of operating expenses, increased $5.4 million to $18.5 million in 1997 from $13.1 million in 1996 while other general and administration expenses increased $5.4 million, to $18.6 million, in 1997 from $13.2 million in 1996. These increases are primarily the result of the general expansion of the Company's business during 1997 as reflected in the Company's growth in revenues. The Company has expanded, and continues to actively seek opportunities to expand, its operations in order to strengthen its control over the production sources of its business and to broaden the services it provides to clients.

 Income

  Income before taxation increased $3.7 million, or 30.5%, to $15.9 million in 1997 from $12.2 million in 1996 which in turn was an increase of $5.0 million from $7.2 million in 1995. Excluding gains arising from the disposal of loss making subsidiaries during 1997, income before taxation increased $3.2 million, or 26.6%, to $15.4 million in 1997 from $12.2 million in 1996. Net income increased $3.1 million, or 31.0%, to $13.0 million in 1997 from $9.9 million in 1996 which in turn was an increase of $5.3 million from $4.6 million in 1995.

  Provision for income taxes increased $0.6 million to $2.9 million in 1997 compared to $2.3 million in 1996, representing effective tax rates of 18.4% and 18.7%, respectively. The 1995 tax provision of $2.6 million represented an effective tax rate of 35.8% which reflects the fact that the subsidiaries of Realm Investments Ltd. are not included in the 1995 results. This decrease in the effective tax rate between 1997 and 1996 was due to the relative increase in profits from the Company's Bermuda subsidiaries, together with a decrease in corporate income tax rates in the U.K. from 33% to 31%.

         The components of the Company's income are illustrated below:

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31
                                                       ------------------------
                                                        1995    1996     1997
                                                       ------  -------  -------
                                                       (THOUSANDS OF DOLLARS)
      Risk management companies....................... $7,154  $11,947  $15,390
      Underwriting companies..........................      0      252      528
                                                       ------  -------  -------
      Income before taxation..........................  7,154   12,199   15,918
      Taxation........................................  2,560    2,281    2,925
                                                       ------  -------  -------
      Net income...................................... $4,594  $ 9,918  $12,993
                                                       ------  -------  -------
      Effective tax rate..............................   35.8%    18.7%    18.4%

  The Company's two business segments are risk management companies, which comprise those companies that do not retain any underwriting risk, and underwriting companies, which comprise those companies that do retain a degree of risk. Underwriting companies include income from risk management fees earned by them in the form of policy issuance fees. Investment income has been allocated to the appropriate segment.

  Diluted earnings per share increased to $1.53, in 1997 from $1.19 in 1996 and $1.07 in 1995. Excluding the profit on disposal of subsidiaries during 1997, diluted earnings per share increased to $1.47 in that year.

  Basic earnings per share increased to $1.55 in 1997 from $1.22 in 1996 and $1.07 in 1995. Excluding the profit on disposal of subsidiaries during 1997, basic earnings per share increased to $1.49 in that year.

Liquidity and Capital Resources

  Following the completion of the Initial Public Offering of its shares, the Company received net proceeds of $26.8 million in December 1997. The funds are being held by the Company's Bermudian holding company until required primarily to further capitalise Realm National to facilitate the planned expansion of its business.

  At December 31, 1997, the Company held cash and marketable securities of $71.7 million compared to $38.2 million at December 31, 1996. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $60.2 million at December 31, 1997 compared to $50.2 million at December 31, 1996. These increased cash balances reflect the growth in the Company's business activities for 1997 together with the cash held following completion of the Initial Public Offering. Of the $71.7 million of cash and marketable securities held by the Company at December 31, 1997 (1996--$38.2 million), $40.9 million (1996--$35.9 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At December 31, 1997, Realm National's investment portfolio (at fair market value) totalled $21.0 million (1996--$22.6 million). The portfolio consisted primarily of U.S. Treasury, short-term cash and A-rated corporate debt securities.

  During 1997, the Company's operating activities generated $8.1 million of net cash, compared to generating $14.8 million of net cash during 1996 and $3.2 million in 1995. The cash generated from operating activities varies according to the timing of collections and payments of insurance and reinsurance balances. The Company expects its operations will continue to generate positive cash flow for 1998. During 1997, the Company used $1.2 million of cash to acquire a book of insurance business for one of its MGA's and $1.8 million to repurchase certain of its ordinary shares.

  Shareholders' equity increased by $54.1 million, to $83.1 million, at December 31, 1997 from $29.0 million at December 31, 1996. This increase was primarily attributable to the following:

    (i) $26.8 million of net proceeds from the Initial Public Offering during the year;

    (ii) a reclassification of Ordinary Shares subject to redemption of $14.5 million since these shares are no longer redeemable after consummation of the Initial Public Offering; and

    (iii) net income of $13.0 million earned during 1997.

  During 1997, the total number of Ordinary Shares outstanding increased to 9,863,372 from 8,000,000 at December 31, 1996.

  Total assets increased to $406.3 million at December 31, 1997 from $235.1 million at December 31, 1996, principally as a result of increased business activity. The Company had no outstanding debt at December 31, 1997 and 1996.

Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements will be effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components within a set of financial statements. This standard will be adopted in respect of the quarter ended March 31, 1998. Adoption of the standard will have no material effect on the earnings of the Company. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company is currently reviewing the impact of this standard on its financial reporting.

  In December 1997, AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3. Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets representing future recoveries of assessments through premium tax offsets or policy surcharges. The SOP was issued to reduce diversity in practice and to improve comparability and disclosure. The SOP is effective for fiscal years beginning after December 15, 1998. The Company is currently reviewing the impact of the adoption of this SOP on its consolidated financial statements.

Year 2000

  The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 Issue may have a significant impact on the operations of the Company.

  The Company plans to have formal communications with all of its significant vendors and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's operating results.

  The total cost to the Company of the Year 2000 issue has not yet been calculated but is not anticipated to be material to its financial position or results of operations in any given year.

Inflation

  The Company does not believe its operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of the Company's fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in the Company's operating expenses. However, the Company generally holds its fixed maturity investments to maturity and currently believes that an acceptable amount is included in the yield to compensate the Company for the risk of inflation. Any increase in the cost of settling claims will be offset by increases in investment income earned and, generally, an increase in operating expenses resulting from inflation should be matched by similar increases in investment income earned on the Company's general surplus funds.

Derivatives

  The Company's functional currency is the U.S. dollar; however, as the Company operates internationally, it has some exposure to changes in foreign currency exchange rates. To manage the Company's exposure to these risks, the Company enters into forward foreign exchange contracts. The Company had a notional principal amount outstanding of (Pounds)2.0 million and (Pounds)1.0 million, at December 31, 1996 and 1997, respectively, relating to contracts to buy British Pounds Sterling in the future. Other than for these purposes the Company does not hold any derivative financial instruments.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements and Related Notes:

                                                                          PAGE #
                                                                          ------
      Independent Auditor's Report.......................................    20
      Consolidated Balance Sheets........................................    21
      Consolidated Statements of Income..................................    22
      Consolidated Statements of Changes in Shareholders' Equity.........    23
      Consolidated Statements of Cash Flows..............................    24
      Notes to Consolidated Financial Statements......................... 25-45

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

  We have audited the consolidated financial statements of Stirling Cooke Brown Holdings Limited and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stirling Cooke Brown Holdings Limited and subsidiaries as at December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with United States generally accepted accounting principles.

/s/ KPMG Peat Marwick

KPMG Peat Marwick
Hamilton, Bermuda
March 16, 1998

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                          ASSETS                               1996      1997
                          ------                             --------  --------
Marketable securities, at fair value (Note 6)
  Debt securities (amortized cost, 1996--$18,982, 1997--
   $14,882)................................................  $ 19,033  $ 14,971
  Equity securities (cost, 1996--$3,295, 1997--$454).......     3,466       486
  Short term investments (amortized cost,1996--$120, 1997--
   $5,579).................................................       120     5,579
                                                             --------  --------
Total marketable securities................................    22,619    21,036
Cash and cash equivalents (Note 4).........................    15,602    50,631
Fiduciary funds-restricted (Notes 4 and 5).................    50,240    60,224
Insurance and reinsurance balances receivable (affiliates,
 1996--$1,814, 1997--$8,118) (Note 4 and 19)...............   103,755   213,332
Outstanding losses recoverable from reinsurers (Notes 9 and
 10).......................................................    16,588    24,621
Deferred acquisition costs.................................       171       579
Deferred reinsurance premiums ceded (Note 9)...............     7,223    12,503
Deferred tax asset (Note 13)...............................       264     1,109
Goodwill (Note 2(i)).......................................     8,124     8,613
Other assets (Note 7)......................................     6,451    10,926
Assets related to deposit liabilities (Note 8).............     4,047     2,756
                                                             --------  --------
    Total assets...........................................  $235,084  $406,330
                                                             ========  ========
                        LIABILITIES
                        -----------
Outstanding losses and loss expenses (Note 10).............  $ 24,301  $ 36,276
Unearned premiums..........................................    12,515    19,187
Deferred income............................................     1,793     2,853
Insurance and reinsurance balances payable (affiliates,
 1996--$3,656,1997--$16,187) (Note 19).....................   141,483   251,713
Funds withheld.............................................     1,384     1,314
Accounts payable and accrued liabilities...................     3,927     6,170
Income taxes payable (Note 13).............................     2,176     2,958
Deposit liabilities (Note 8)...............................     4,047     2,756
                                                             --------  --------
    Total liabilities......................................   191,626   323,227
                                                             --------  --------
Ordinary shares subject to redemption (1996--2,000,000,
 1997--0) (Note 11)........................................    14,457       --
                                                             --------  --------
                   SHAREHOLDERS' EQUITY
Share capital
 Authorized 20,000,000 ordinary shares of par value $0.25
 each. Issued and fully paid 6,000,000 and 9,863,372
 ordinary shares (Note 11).................................     1,500     2,466
Additional paid in capital.................................    12,319    54,167
Unrealized gain on marketable securities (Note 6)..........       147        63
Retained earnings..........................................    15,973    27,074
                                                             --------  --------
                                                               29,939    83,770
Less: Ordinary shares in treasury (1996--202,784, 1997--
 40,000) at cost (Note 11).................................      (938)     (667)
                                                             --------  --------
    Total shareholders' equity.............................    29,001    83,103
                                                             --------  --------
    Total liabilities, ordinary shares subject to
     redemption and shareholders' equity...................  $235,084  $406,330
                                                             ========  ========

          See accompanying notes to consolidated financial statements

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                         1995    1996    1997
                                                        ------- ------- -------
REVENUES
  Risk management fees (Note 2 (f)).................... $17,084 $34,061 $45,664
  Net premiums earned (Note 9).........................     --    8,754  11,790
  Net investment income (Note 6).......................   1,964   3,405   5,782
  Other income.........................................     --      841   2,074
                                                        ------- ------- -------
    Total revenues.....................................  19,048  47,061  65,310
                                                        ------- ------- -------
EXPENSES
  Net losses and loss expenses incurred (Notes 2(e) and
   10).................................................     --    6,765  10,951
  Acquisition costs....................................     --    1,837   1,344
  Depreciation and amortization of capital assets......     659   1,018   1,199
  Amortization of goodwill.............................     --      423     707
  Salaries and benefits................................   6,066  13,106  18,503
  Other operating expenses.............................   5,169  11,713  16,688
                                                        ------- ------- -------
    Total expenses.....................................  11,894  34,862  49,392
                                                        ------- ------- -------
  Income before taxation...............................   7,154  12,199  15,918
  Taxation (Note 13)...................................   2,560   2,281   2,925
                                                        ------- ------- -------
  Net income........................................... $ 4,594 $ 9,918 $12,993
                                                        ======= ======= =======
  Net income per share (Note 14)....................... $  1.07 $  1.22 $  1.55
                                                        ======= ======= =======
  Net income per share assuming dilution (Note 14)..... $  1.07 $  1.19 $  1.53
                                                        ======= ======= =======


          See accompanying notes to consolidated financial statements.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
   (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                       1995    1996     1997
                                                      ------  -------  -------
Ordinary shares of par value $0.25 each
  Balance at beginning of year....................... $1,000  $ 1,000  $ 1,500
  Issuance of shares.................................    --       500      344
  Options exercised..................................    --       --       150
  Cancellation of ordinary shares in treasury........    --       --      (100)
  Reclassification of ordinary shares subject to
   redemption........................................    --       --       572
                                                      ------  -------  -------
  Balance at end of year............................. $1,000  $ 1,500  $ 2,466
                                                      ------  -------  -------
Additional paid in capital
  Balance at beginning of year....................... $  --   $   --   $12,319
  Issuance of shares.................................    --    12,319   26,488
  Proceeds from exercise of options in excess of par.    --       --     1,475
  Issuance of shares (conversion of Class A).........    --       --       (72)
  Reclassification of ordinary shares subject to
   redemption........................................    --       --    13,957
                                                      ------  -------  -------
  Balance at end of year............................. $  --   $12,319  $54,167
                                                      ------  -------  -------
Notes receivable
  Balance at beginning of year....................... $  --   $   --   $   --
  Receivable on exercise of options..................    --       --    (1,625)
  Repayment of notes.................................    --       --     1,625
                                                      ------  -------  -------
  Balance at end of year............................. $  --   $   --   $   --
                                                      ------  -------  -------
Unrealized gain on marketable securities
  Balance at beginning of year....................... $  --   $   --   $   147
  Change in unrealized gain..........................    --       147      (84)
                                                      ------  -------  -------
  Balance at end of year............................. $  --   $   147  $    63
                                                      ------  -------  -------
Retained earnings
  Balance at beginning of year....................... $3,596  $ 6,055  $15,973
  Net income.........................................  4,594    9,918   12,993
  Dividends.......................................... (2,135)     --       --
  Cancellation of ordinary shares in treasury........    --       --    (1,892)
                                                      ------  -------  -------
  Balance at end of year............................. $6,055  $15,973  $27,074
                                                      ------  -------  -------
Treasury stock
  Balance at beginning of year....................... $  --   $   --   $  (938)
  Purchase of ordinary shares in treasury............    --      (938)  (1,807)
  Sale of ordinary shares from treasury..............    --       --        86
  Cancellation of ordinary shares in treasury........    --       --     1,992
                                                      ------  -------  -------
  Balance at end of year............................. $  --   $  (938) $  (667)
                                                      ------  -------  -------
  Total shareholders' equity......................... $7,055  $29,001  $83,103
                                                      ======  =======  =======

  Dividends per share were $0.53, $0 and $0 for the years ended December 31, 1995, 1996 and 1997, respectively.

         See accompanying notes to consolidated financial statements.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                    1995     1996      1997
                                                   -------  -------  --------
Operating activities
Net income........................................ $ 4,594  $ 9,918  $ 12,993
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization of capital assets..     659    1,018     1,199
 Net gain on sale of subsidiaries.................     --       --       (478)
 Amortization of goodwill.........................     --       423       707
 Amortization of marketable securities............     --       (10)      197
 Net realized gains on sale of marketable
  securities......................................     --       --       (438)
 Equity in income of affiliates...................     --      (282)   (1,266)
Changes in non cash operating assets and
 liabilities:
 Fiduciary funds..................................  (9,883) (18,349)  (13,245)
 Insurance and reinsurance balances receivable.... (30,884) (31,023) (117,197)
 Outstanding losses recoverable from reinsurers...     --    (5,159)   (8,033)
 Deferred acquisition costs.......................     --     1,436      (408)
 Deferred reinsurance premiums ceded..............     --      (762)   (5,281)
 Other assets.....................................    (185)    (942)   (3,620)
 Deferred tax asset...............................     --       141      (801)
 Assets related to deposit liabilities............     --      (579)    1,292
 Outstanding losses and loss expenses.............     --     9,916    11,975
 Unearned premiums................................     --       938     6,672
 Insurance and reinsurance balances payable.......  37,793   47,065   120,887
 Funds withheld...................................     --      (355)      (69)
 Accounts payable and accrued liabilities.........     136      893     2,431
 Income taxes payable.............................     972     (559)      782
 Deferred income..................................     --       522     1,060
 Deposit liabilities..............................     --       579    (1,292)
                                                   -------  -------  --------
   Net cash provided by operating activities......   3,202   14,829     8,067
                                                   -------  -------  --------
Investing activities
 Purchase of capital assets.......................    (807)  (1,446)   (1,619)
 Sale of capital assets...........................     --        58        88
 Purchase of debt securities......................     --   (13,751)     (318)
 Purchase of equity securities....................     --       (39)   (3,977)
 Purchase of short-term investments, net..........     --      (120)   (5,459)
 Proceeds on sale of debt securities..............     --     2,273     4,190
 Proceeds on sale of equity securities............     --        15     7,262
 Purchase of subsidiaries, net of cash acquired...     --      (290)   (1,197)
 Cash received of upon sale of subsidiaries.......     --       --        861
 Investments in affiliates........................     --      (134)     (198)
 Dividends received from affiliates...............     --       --        593
                                                   -------  -------  --------
   Cash (used) provided by investing activities...    (807) (13,434)      226
                                                   -------  -------  --------
Financing activities
 Dividends........................................  (2,135)     --        --
 Net proceeds of subscription to share capital
  subject to redemption...........................     --    14,457       --
 Net proceeds from subscriptions to share
  capital.........................................     --       --     26,832
 Proceeds from exercise of options................     --       --      1,625
 Purchase of ordinary shares in treasury..........     --      (938)   (1,807)
 Sales of ordinary shares in treasury.............     --       --         86
                                                   -------  -------  --------
   Cash (used) provided by financing activities...  (2,135)  13,519    26,736
                                                   -------  -------  --------
Increase in cash and cash equivalents.............     260   14,914    35,029
Cash and cash equivalents at beginning of year.... $   428  $   688  $ 15,602
                                                   -------  -------  --------
Cash and cash equivalents at end of year.......... $   688  $15,602  $ 50,631
                                                   =======  =======  ========
Supplemental disclosure of cash flow information
   Cash paid during the year for income taxes..... $ 1,588  $ 1,928  $  3,755
                                                   =======  =======  ========

          See accompanying notes to consolidated financial statements.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1996 AND 1997
     (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)

1. GENERAL

  Stirling Cooke Brown Holdings Limited (the "Company") was incorporated in Bermuda on December 12, 1995. The Company is a holding company engaged, through its subsidiaries, in providing insurance services primarily in the United States, Bermuda and Europe. The Company's activities include insurance and reinsurance brokering, underwriting management, risk management, claims control, loss and safety prevention, third party administration and managed care services. In January 1996, the Company acquired all the outstanding common shares of Realm Investments Ltd. in exchange for 1,999,980 of its newly issued ordinary shares. The Company also acquired, in September 1996, its own United States domiciled insurance company Realm National Insurance Company ("Realm National") which, together with the Company's Bermuda based reinsurance company, writes insurance and reinsurance business. The Company specializes in the North American occupational accident and workers' compensation alternative risk transfer markets.

  The Company did not conduct any business from the date of its incorporation until January 1996. In January 1996, under the terms of a share purchase agreement, the Company exchanged 4,000,020 of its newly issued ordinary shares for 100% of the outstanding share capital of Stirling Cooke Brown Holdings
(UK) Limited. Stirling Cooke Brown Holdings (UK) Limited was incorporated in England on February 5, 1990 and formerly acted as the ultimate holding company for a number of United Kingdom subsidiaries involved in the insurance brokering industry.

  Stirling Cooke Brown Holdings (UK) Limited was the predecessor entity of the Company. Accordingly, the consolidated financial statements of the Company for the year ended December 31, 1995 are those of Stirling Cooke Brown Holdings
(UK) Limited.

  On December 2, 1997, the Company and certain Selling Shareholders consummated an initial public offering of 3,421,250 ordinary shares. Of these shares, 1,375,000 were sold by the Company and 2,046,250 were sold by Selling Shareholders. The net proceeds received by the Company of $26,832 will be used primarily to provide additional capital to Realm National to facilitate that company's plans to expand its underwriting activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements are prepared in accordance with United States generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies adopted by the Company:

 a) Basis of presentation

  These consolidated financial statements include the financial statements of the Company and all of its majority owned subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated on consolidation. The results of a number of subsidiaries have been included from the dates of their acquisition.

 b) Marketable securities

  Marketable securities comprise investments in debt and equity securities and short term investments. All investments are classified as available for sale and are carried at fair value. The difference between fair value and cost is included as a separate component of shareholders' equity, net of applicable deferred income taxes.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

Bond discounts and premiums are amortized over the remaining term of the securities. Such amortization is included as a component of net investment income in the consolidated statements of income. Realized gains and losses are determined on the basis of specific identification. Investment income is recorded as earned and accrued to the balance sheet date.

 c) Premiums written, assumed and ceded

  Premiums written and assumed are recorded on the accruals basis and included in income on a pro-rata basis over the life of the policies or reinsurance agreements to which they relate, with the unearned portion deferred in the consolidated balance sheets. Adjustment premiums arising from premium audits are recorded in the period in which they are determined. Reinsurance premiums ceded are similarly pro-rated over the terms of the reinsurance contract with the unearned portion being deferred in the consolidated balance sheets as deferred reinsurance premiums ceded.

 d) Acquisition costs

  Acquisition costs associated with the acquisition of new or renewal business, including commissions and brokerage, are deferred and amortized to income over the periods in which the premiums are earned. The method followed in determining the deferred acquisition expenses limits the amount of the deferral to its realizable value by giving consideration to losses and expenses expected to be incurred as premiums are earned. Future investment income is anticipated in determining whether a premium deficiency exists.

 e) Losses and loss expenses

  Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable of $0, $6,775 and $16,866 for the years ended December 31, 1995, 1996 and 1997 respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liability associated with the reinsured policy. Outstanding losses recoverable are shown separately on the consolidated balance sheets.

  Reserves are established for losses and loss expenses relating to claims which have been reported. In addition, reserves are established, in consultation with the Company's independent actuaries, for losses which have occurred but have not yet been reported to the Company and for adverse development of reserves on reported losses. Management believes that the resulting provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred, however, such a provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. The Company has limited historical loss experience available to serve as a reliable basis for the estimation of ultimate losses. It is at least reasonably possible that management will revise the estimate of outstanding losses and loss expenses significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

 f) Risk management fees

  The components of the Company's risk management fees are as follows:

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                         1995    1996    1997
                                                        ------- ------- -------
      Brokerage fees and commissions................... $17,084 $20,117 $23,965
      Managing general agency fees.....................     --    6,016  11,391
      Underwriting management fees.....................     --    4,045   4,022
      Program and captive management fees..............     --    1,625   2,876
      Loss control and audit fees......................     --    2,039   2,627
      Policy issuance fees.............................     --      219     783
                                                        ------- ------- -------
          Total risk management fees................... $17,084 $34,061 $45,664
                                                        ======= ======= =======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

    (i) Brokerage fees and commissions are recorded and earned as premiums are billed since substantially all placement services have been provided at that time. Any subsequent adjustments, including adjustments due to policy cancellations, premium rate adjustments and profit commissions are recognized in risk management fees when advised by the client.

    (ii) Managing general agency fees are reported net of commission expense to agents and are initially recorded as of the effective date of the related insurance policy. Fee income on installment premiums is recognized periodically when the installment is billed. Such fees are recognized in income over the period that services are performed in accordance with the Company's contractual obligations, typically ranging up to five years, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon the Company's claims handling experience over recent years. Any subsequent adjustments, including adjustments due to policy cancellation and premium adjustments, are recorded when advised by the client or agent. The portion that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

    (iii) Underwriting management fees are initially recorded when premium is billed in accordance with terms of trade. Fee income on installment premiums is recognized periodically when the installment is billed. Fees are recognized in income over the period that services are performed in accordance with the Company's contractual obligations. Such fees are recognized in income over the period that contractual services are performed, typically up to five years, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon the Company's claims handling experience over recent years. Any subsequent adjustments, including adjustments due to policy cancellations, and premium adjustments are recorded when advised by the client or agent. The portion of recorded management fees that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

    (iv) Program and captive management fees are initially recorded as of the effective date of the insurance policy or, in the case of installment premiums, when the installment is billed and are recognized in income over the period of the underlying policy (which is typically one year) in proportion to the level of services provided in accordance with the Company's contractual obligations. Any subsequent adjustments are recognized in income when advised by the client or agent. The portion of recorded management fees that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

    (v) Loss control and audit fees comprise claims administration handling, loss and safety control fees and premium audit fees. Such fees are recorded as the fees are billed and are recognized in income over the period that services are performed in accordance with the Company's contractual obligations, typically ranging up to five years depending on the type of service provided, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon the Company's claims handling experience over recent years. The proportion that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

    (vi) Policy issuance fees are recorded as the premium is written and earned over the applicable policy period. The unearned portion is included in deferred income in the consolidated balance sheet.

 g) Cash and cash equivalents

  The Company considers time deposits with original maturity dates of three months or less to be equivalent to cash. Fiduciary funds are restricted from use and are not considered cash equivalents.

 h) Investments in affiliates

  The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method if the Company is able to exert significant influence upon such affiliated

                     STIRLING COOKE BROWN HOLDINGS LIMITED
companies. Other investments in affiliates are carried at cost. Investments in affiliates of $526 and $1,350 for the years ended December 31, 1996 and 1997, respectively, are recorded in other assets. The Company's equity share in the net income of affiliates, for the years ended December 31, 1995, 1996 and 1997 of $0, $282 and $1,266, respectively, is included in other income. Dividends received from affiliated companies of $0, $0 and $593 during 1995, 1996 and 1997, respectively, are recorded as a reduction in the carrying value of the investment.

 i) Goodwill

  Goodwill in the amount of $8,124 and $8,613 at December 31, 1996, and 1997, respectively, represents the excess of purchase price over fair value of net assets acquired. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally 5 to 20 years. Accumulated amortization at December 31, 1996 and 1997 is $423 and $1,130, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

 j) Capital assets and depreciation

  Capital assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over four to five years, which is the estimated useful lives of the related assets.

 k) Earnings per share

  Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards No. 128. All prior years have been restated to conform with the current presentation. Net income per share is calculated by dividing income available to ordinary shareholders by the weighted average number of ordinary shares outstanding. The ordinary shares which were subject to redemption are included in the computation of the weighted average number of outstanding ordinary shares since they have identical rights. Shares held in treasury are not considered outstanding for purposes of the computation. Income per ordinary share assuming dilution is computed by dividing income available to ordinary shareholders by the weighted average number of ordinary shares and potentially dilutive securities such as stock options. The dilutive effect of options are reflected in the computation by application of the treasury stock method.

  In accordance with SEC Staff Accounting Bulletin 98, ordinary shares which were issued in connection with the conversion of 25 class "A" non-voting shares are considered outstanding for all periods presented for purposes of both basic and diluted presentations.

 l) Income taxes

  Under the asset and liability method used by the Company, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for a portion or all of the deferred tax assets when it is more likely than not that such portion or all such deferred assets will not be realized.

 m) Foreign exchange

  The United States Dollar is the Company's functional currency. Foreign currency monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date. Fixed assets and deferred income are translated at their historical exchange rates. Foreign currency revenues and expenses are translated at the

                     STIRLING COOKE BROWN HOLDINGS LIMITED
exchange rates in effect at the date of the transaction. Net exchange gains of $0, $559 and $311 are included in other income for the years ended December 31, 1995, 1996 and 1997, respectively.

 n) Derivative financial instruments

  The Company is party to certain derivative financial instruments, being forward foreign exchange contracts which are used to manage foreign currency exposures on non-U.S. dollar denominated assets and liabilities. The Company does not engage in derivatives for any other purpose. Forward foreign exchange contracts are recorded at their fair value. The fair values of open contracts at the balance sheet dates are based on the quoted market prices of forward contracts with similar maturities. Changes in fair values are recognized in other income as appropriate in the period in which the changes occur. Amounts receivable or payable on open positions are recorded in other assets or accounts payable and accrued liabilities as appropriate. See Note 15(c).

 o) Stock compensation plans

  The Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation", on January 1, 1996. As permitted by the statement, the Company has elected to continue to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense for stock option grants to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is recorded over the shorter of the vesting or service period.

 p) Accounting pronouncements

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements will be effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components within a set of financial statements. This standard will be adopted in respect of the quarter ended March 31, 1998. Adoption of the standard will have no material effect on the earnings of the Company. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company is currently reviewing the impact of this standard on its financial reporting.

  In December 1997, AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3. Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets representing future recoveries of assessments through premium tax offsets or policy surcharges. The SOP was issued to reduce diversity in practice and to improve comparability and disclosure. The SOP is effective for fiscal years beginning after December 15, 1998. The Company is currently reviewing the impact of the adoption of this new SOP on its consolidated financial statements.

3. ACQUISITIONS

  In January 1996, the Company acquired all of the outstanding ordinary shares of Realm Investments Ltd. in exchange for 1,999,980 newly issued ordinary shares of the Company. The fair value assigned to the shares issued was $12,819. Realm Investments Ltd. was incorporated in Bermuda on September 1, 1993 and acted as the holding company for a number of Bermuda and United States subsidiaries involved in the insurance industry. Realm Investments Ltd. was affiliated with the Company through common ownership and directors.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

  On September 5, 1996, the Company completed the acquisition of 100% of the outstanding share capital of Lloyd's New York Insurance Company which subsequently changed its name to Realm National Insurance Company ("Realm National"). The total purchase price of $8,986 comprised a cash payment to the former owners of $8,783 and legal and other costs associated with the acquisition of $203. Realm National formerly provided property, marine and agricultural coverages. In 1997, Realm National began writing insurance policies in connection with the Company's workers' compensation programs. In connection with the acquisition, the former owners and the Company entered into a reserve indemnity agreement to guarantee the outstanding loss reserves as of June 30, 1996. In 1997 this agreement was terminated for a total consideration paid to the seller by the Company of $175. Other operating expenses include $114 and $61 in 1996 and 1997, respectively in relation to the guarantee.

  During 1996, the Company incorporated a new subsidiary, North American Risk, Inc., which effective July 1, 1996, acquired the assets and liabilities of North American Risk Limited (a limited partnership) ("NAR") for a total cash cost of $94.

  The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight line basis over 20 years, 15 years and 5 years for Realm Investments Ltd., Realm National and NAR, respectively.

  The estimated fair values of assets acquired and liabilities assumed are summarized as follows:

                                                      REALM     REALM
                                                   INVESTMENTS NATIONAL   NAR
                                                   ----------- --------  -----
      Cash........................................  $  6,893   $  1,621  $ 276
      Marketable securities.......................       --      10,764    --
      Fiduciary funds-restricted..................     7,846        --     --
      Insurance balances receivable...............    18,378      2,485    270
      Outstanding losses recoverable from
       reinsurers.................................     2,286     10,623    --
      Deferred acquisition expenses...............     1,582         26    --
      Deferred reinsurance premiums ceded.........       600      5,861    --
      Other assets and prepayments................       642        112     12
      Deferred tax asset..........................        55        426    --
      Assets related to deposit liabilities.......     3,468        --     --
      Capital assets..............................       623         52     94
      Intangible assets...........................     7,698        766     83
      Outstanding losses and loss expenses........    (2,076)   (12,309)   --
      Unearned premiums...........................    (4,090)    (7,487)   --
      Deferred income.............................    (1,012)       --     --
      Insurance and reinsurance balances payable..   (25,320)    (1,927)  (445)
      Funds withheld..............................       --      (1,739)   --
      Deposit liabilities.........................    (3,468)       --     --
      Other liabilities...........................    (1,286)      (288)  (196)
                                                    --------   --------  -----
                                                    $ 12,819   $  8,986  $  94
                                                    ========   ========  =====

  Operating results of Realm Investments Ltd., Realm National, and NAR are included in the Company's consolidated results of operations from the effective dates of the acquisitions which were January 1, 1996, September 5, 1996, and July 1, 1996, respectively.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

4. CONTINGENT LIABILITIES

  In the normal course of reinsurance operations the Company's bankers have issued letters of credit totalling $7,015 and $12,226 at December 31, 1996 and 1997, respectively in favor of the ceding insurance companies. At December 31, 1996 and 1997, $7,015 and $12,226 of cash and cash equivalents were pledged as collateral for these letters of credit, respectively.

  One of the Company's subsidiaries is registered with the Society of Lloyd's as a registered Lloyd's Broker. As required by Lloyd's Brokers Byelaw (No. 5 of 1988), the subsidiary has entered into a trust deed under which all insurance broking account assets are subject to a floating lien held in trust for the Society of Lloyd's for the benefit of the insurance creditors. Insurance and reinsurance balances payable covered by the floating lien at December 31, 1996 and 1997, amounted to $80,070 and $95,279, respectively, including relevant creditors of other subsidiaries. The purpose of the trust deed is to provide security to the Lloyds Broker's insurance creditors in the event of the Brokers insolvency by creating a charge over the Broker's insurance transaction assets. The lien becomes enforceable only in the event the Lloyds Broker becomes insolvent or breaches Lloyds solvency rules or regulations. The assets which were subject to this floating lien at December 31, 1996 and 1997 were:

                                          1996    1997
                                         ------- -------
            Fiduciary funds............. $13,925 $13,872
            Insurance and reinsurance
             balances receivable........  67,749  83,937
                                         ------- -------
                                         $81,674 $97,809
                                         ======= =======

  These amounts were derived from the financial statements of the Lloyds Broker. The lien had no impact on the Broker's operating statements or cash flows during the periods.

5. FIDUCIARY FUNDS

  In its various capacities as an insurance intermediary, the Company collects premiums from insureds and other intermediaries, and after deducting its risk management fee and, where appropriate, surplus lines taxes and stamping fees, remits the premium to the respective insurance company or underwriter. Pending the remittance of such funds to the insurance company or underwriter in accordance with the applicable insurance contract, the Company holds collected funds in its own segregated bank accounts and is entitled to any accrued interest on such funds. The obligation to remit these funds is recorded as insurance and reinsurance balances payable on the Company's balance sheet. The period for which the Company holds such funds is dependent upon the date the insured remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

6. MARKETABLE SECURITIES

  a) The cost/amortized cost and estimated fair value of marketable securities held as available for sale are as follows:

                                                        1996
                                      -----------------------------------------
                                        COST/     GROSS      GROSS    ESTIMATED
                                      AMORTIZED UNREALIZED UNREALIZED   FAIR
                                        COST      GAINS      LOSSES     VALUE
                                      --------- ---------- ---------- ---------
U.S. Treasury securities and
 obligations of U.S. Government
 agencies............................  $ 6,963     $ 75       $--      $ 7,038
Foreign government...................    1,063        1          3       1,061
Obligations of states and political
 subdivisions........................    1,090      --         --        1,090
Corporate securities.................    9,866      --          22       9,844
                                       -------     ----       ----     -------
Debt securities......................   18,982       76         25      19,033
Equity securities....................    3,295      236         65       3,466
Short term investments...............      120      --         --          120
                                       -------     ----       ----     -------
    Total............................  $22,397     $312       $ 90     $22,619
                                       =======     ====       ====     =======
                                                        1997
                                      -----------------------------------------
                                        COST/     GROSS      GROSS    ESTIMATED
                                      AMORTIZED UNREALIZED UNREALIZED   FAIR
                                        COST      GAINS      LOSSES     VALUE
                                      --------- ---------- ---------- ---------
U.S. Treasury securities and
 obligations of U.S. Government
 agencies............................  $ 5,082     $107       $--      $ 5,189
Foreign government...................    1,032        1         20       1,013
Obligations of states and political
 subdivisions........................       75      --         --           75
Corporate securities.................    8,693        2          1       8,694
                                       -------     ----       ----     -------
Debt securities......................   14,882      110         21      14,971
Equity securities....................      454       32        --          486
Short term investments...............    5,579      --         --        5,579
                                       -------     ----       ----     -------
    Total............................  $20,915     $142       $ 21     $21,036
                                       =======     ====       ====     =======

  A deferred tax liability of $75 and $39 at December 31, 1996 and 1997, respectively, has been provided against unrealized gains on marketable securities held as "available for sale" which has been presented net as a separate component of shareholders' equity.

  b) The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    1997
                                                             -------------------
                                                                       ESTIMATED
                                                             AMORTIZED   FAIR
                                                               COST      VALUE
                                                             --------- ---------
      Due in one year or less...............................  $10,114   $10,096
      Due after one year through five years.................    4,744     4,850
      Due after five years through ten years................       24        25
                                                              -------   -------
                                                              $14,882   $14,971
                                                              =======   =======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

  c) Proceeds from sales of investments in debt securities during 1996 and 1997 were $2,273 and $4,190, respectively. Proceeds from sales of investments in equity securities during 1996 and 1997 were $15 and $7,262, respectively. There were no realized gains or losses on the sale of marketable securities during 1996. There was $5 of realized losses and $443 of realized gains during 1997.

  d) At December 31, 1996 and 1997, debt securities having an amortized cost of $2,563 and $2,925, respectively, were on deposit with government authorities as required by law.

  e) At December 31, 1996 and 1997, there were no individual investments, other than investments in U.S. Government securities, which exceeded 10% of shareholders' equity.

  f) Net investment income by source is as follows:

                                                             1995   1996   1997
                                                            ------ ------ ------
      Debt securities...................................... $  --  $  134 $1,029
      Common stock.........................................    --      67     70
      Cash, cash equivalents and short-term investments....  1,964  3,216  4,754
        Other..............................................    --       1      2
                                                            ------ ------ ------
      Total investment income..............................  1,964  3,418  5,855
      Less applicable expenses.............................    --      13     73
                                                            ------ ------ ------
        Net investment income.............................. $1,964 $3,405 $5,782
                                                            ====== ====== ======

7. OTHER ASSETS

 a) Capital assets

  Included within other assets are capital assets as follows:

                                                                1996
                                                    ----------------------------
                                                           ACCUMULATED  NET BOOK
                                                     COST  DEPRECIATION  VALUE
                                                    ------ ------------ --------
Furniture and fixtures............................. $1,217    $  502     $  715
Computer equipment.................................  2,542     1,229      1,313
Office equipment...................................    649       256        393
Motor vehicles.....................................  1,092       500        592
                                                    ------    ------     ------
    Total.......................................... $5,500    $2,487     $3,013
                                                    ======    ======     ======
                                                                1997
                                                    ----------------------------
                                                           ACCUMULATED  NET BOOK
                                                     COST  DEPRECIATION  VALUE
                                                    ------ ------------ --------
Furniture and fixtures............................. $1,266    $  580     $  686
Computer equipment.................................  3,305     1,664      1,641
Office equipment...................................    700       341        359
Motor vehicles.....................................    950       491        459
                                                    ------    ------     ------
    Total.......................................... $6,221    $3,076     $3,145
                                                    ======    ======     ======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

 b) Investment in affiliates

  Included within other assets are investments in affiliates. Summarized condensed financial information of a Bermuda based underwriting management company, a 39% owned affiliate, which is accounted for by the equity method, is as follows:

                                                               PERIOD FROM
                                                           SEPTEMBER 12, 1995
                                                                (DATE OF
                                                            INCORPORATION) TO
                                                            DECEMBER 31, 1995
                                                             AND YEARS ENDED
                                                            DECEMBER 31, 1996
                                                                AND 1997
                                                           --------------------
                                                           1995   1996   1997
                                                           ----  ------ -------
INCOME STATEMENT DATA
  Underwriting management fees............................ $  9  $1,191 $ 3,959
  Interest income.........................................  --       63      88
  Net (loss) income.......................................  (55)    633   3,294
  Company's share of net (loss) income.................... $(21) $  247 $ 1,285
                                                           ====  ====== =======
                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1996   1997
                                                                 ------ -------
BALANCE SHEET DATA
Cash and cash equivalents......................................  $  664 $ 1,224
Fiduciary cash.................................................   3,738   2,267
Insurance balances receivable..................................   4,710  12,821
Other assets...................................................      90      60
                                                                 ------ -------
    Total assets...............................................  $9,202 $16,372
                                                                 ------ -------
Insurance balances payable.....................................  $8,181 $13,179
Deferred income................................................     122     496
Other liabilities..............................................     165      56
Shareholders' equity...........................................     734   2,641
                                                                 ------ -------
    Total liabilities and shareholders' equity.................  $9,202 $16,372
                                                                 ------ -------
    Company's share of shareholders' equity....................  $  286 $ 1,030
                                                                 ====== =======

  The Company received dividends from this affiliate of $0, $0, and $593 during 1995, 1996 and 1997, respectively.

8. DEPOSIT LIABILITIES AND RELATED ASSETS

  Certain of the Company's reinsurance contracts, referred to as rent-a-captive programs, do not satisfy the conditions for reinsurance accounting as the maximum exposure to loss is fully funded by premium, cash and other collateral and indemnity agreements. Accordingly, these contracts are accounted for as deposit liabilities. The assets related to these programs represent funds under management as the insured retains the risks and rewards of ownership. Such assets are recorded as assets related to deposit liabilities in the consolidated balance sheets. These assets comprised cash and short-term deposits at December 31, 1996 and 1997. The Company receives a fee based on a percentage of premiums written and investment income earned for structuring and providing ongoing management of the programs.

  In addition, deposit liabilities and related assets include $2,216 and $2,459 of deposits received from customers as security for the timely payment of premiums for workers' compensation insurance at December 31, 1996 and 1997, respectively. The deposit is restricted from use by the Company, and is the property of the

                     STIRLING COOKE BROWN HOLDINGS LIMITED
customer. The deposit is refunded to the customer after the policy expires or is canceled and all claims related to the insurance policy have been settled. The interest income earned by these restricted deposit accounts is the property of the customer, and is therefore excluded from the Company's operating results.

9. REINSURANCE ASSUMED AND CEDED

  The Company accounts for reinsurance assumed and ceded in accordance with SFAS 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". Net premiums earned are the result of the following:

                                                           1995  1996    1997
                                                           ---- ------  -------
      Premiums written.................................... $--  $4,009  $21,743
      Premiums assumed....................................  --  12,467   14,115
      Change in unearned premiums.........................  --    (938)  (6,672)
                                                           ---- ------  -------
      Premiums earned.....................................  --  15,538   29,186
                                                           ---- ------  -------
      Premiums ceded......................................  --   7,546   22,677
      Change in deferred reinsurance premiums ceded.......  --    (762)  (5,281)
                                                           ---- ------  -------
      Net premiums ceded..................................  --   6,784   17,396
                                                           ---- ------  -------
      Net premiums earned................................. $--  $8,754  $11,790
                                                           ==== ======  =======

  The Company, in the ordinary course of business, reinsures certain risks with other companies. Such arrangements serve to enhance the Company's capacity to write business and limit the Company's maximum loss on large or unusually hazardous risks.

  Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. At December 31, 1996 and 1997 there were no allowances for uncollectible amounts. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

  At December 31, 1996 and December 31, 1997, there were no amounts due from any individual reinsurer in excess of 10% of the Company's shareholders' equity.

  The Company recognizes reinsurance recoveries when the associated loss is booked.

  Since its acquisition Realm National has written property and workers compensation business. Realm National's workers' compensation business is subject to quota share reinsurance whereby it retains 25% of the first $1,000. Realm National's retention under the quota share treaty is further protected by common account excess coverage in excess of $3. Realm National purchases excess loss coverage on an occurrence basis up to $200,000.

  Realm National has also purchased a standard property reinsurance program whereby Realm National retains 25% of the first $1,000 on any one risk and purchased facultative per risk reinsurance for limits above $1,000 to $200,000. In addition, Realm National's net retained line is further protected by a per risk excess of loss cover which reduces the maximum loss on any one risk to $125.

  Comp Indemnity Reinsurance Company ("CIRCL"), a subsidiary of Realm Investments Ltd., assumes various quota shares of workers' compensation, employers' liability on both a primary and excess basis, bodily injury, difference in conditions, general liability risks, and property written on a treaty basis. CIRCL's exposure under the reinsurance contracts assumed is limited in most instances to $250 and $1,000 per occurrence for workers' compensation and employers liability, respectively and is subject to an annual aggregate limit based on

                     STIRLING COOKE BROWN HOLDINGS LIMITED
various percentages of original gross written premium income. CIRCL further limits its exposure through the purchase of reinsurance protection for certain risks covering losses in excess of $10 and $50 per occurrence for workers' compensation and employers' liability.

10. OUTSTANDING LOSSES AND LOSS EXPENSES

  Outstanding losses and loss expenses relate to the insurance activities of CIRCL and Realm National, which were acquired in January 1996 and September 1996, respectively.

  The changes in outstanding losses and loss expenses are summarized as follows:

                                                                 1996    1997
                                                                ------- -------
   Balance beginning of year................................... $   --  $24,301
   Less outstanding losses recoverable.........................     --  (16,588)
   Net balance for CIRCL, at acquisition.......................   1,270     --
   Net balance for Realm National, at acquisition..............   1,687     --
                                                                ------- -------
   Net balance.................................................   2,957   7,713
                                                                ------- -------
   Incurred related to:
       Current year............................................   6,515  10,174
       Prior years.............................................     250     777
                                                                ------- -------
       Total incurred..........................................   6,765  10,951
                                                                ------- -------
   Paid related to:
       Current year............................................   1,334   3,560
       Prior years.............................................     675   3,449
                                                                ------- -------
         Total paid............................................   2,009   7,009
                                                                ------- -------
   Net balance.................................................   7,713  11,655
   Plus outstanding losses recoverable.........................  16,588  24,621
                                                                ------- -------
       Balance at end of year.................................. $24,301 $36,276
                                                                ======= =======

  The adverse development during 1997 on prior years primarily represents an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry.

11. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

  The Company's authorized share capital at December 31, 1997 comprised 20,000,000 ordinary shares of par value $0.25 each of which 9,863,372 ordinary shares were issued and fully-paid at that date. The Company's authorized share capital at December 31, 1996 comprised 8,048,000 ordinary shares of par value $0.25 each and 25 Class "A" non-voting shares with a par value of $1 each, of which 8,000,000 ordinary shares and 25 Class "A" non-voting shares were issued and fully-paid at that date.

  As discussed in Notes 1 and 3 to the consolidated financial statements, during 1996, the Company issued 1,999,980 shares in exchange for 100% of the share capital of Realm Investments Ltd. The fair value assigned to the shares issued was $12,819. The excess of the fair value of the shares issued over par value was recorded in additional paid in capital. This represents a non-cash financing and investing activity for the purpose of the statements of cash flows. The Company also issued 2,000,000 ordinary shares and 25 Class "A" non-voting shares to a private investor group. Contemporaneously, the private investor group also acquired additional ordinary shares from existing shareholders on a pro-rata basis, such that the private investor group's total ownership represented 32.5% of the total number of issued ordinary share capital at that time.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

  The 2,000,000 ordinary shares and related 25 Class "A" shares issued to the private investor group were subject to a put option whereby, after 2004, the holders of such shares could request that the Company repurchase the shares for fair market value at that date. As such shares were subject to redemption at the option of the holder, the aggregate subscription price was classified outside of shareholders' equity as at December 31, 1996. The put option expired upon the consummation by the Company of an Initial Public Offering ("IPO") in December 1997 and accordingly the shares were reclassified into shareholders' equity at that date.

  Treasury stock is recorded at cost as a deduction from shareholders' equity. During 1996 the Company repurchased 202,784 of its ordinary shares from one of its founding shareholders at a price negotiated between the Company and the shareholder. The shares were held as treasury stock at December 31, 1996.

  In April 1997, the Company purchased a further 213,732 of its ordinary shares from a founding shareholder for a total cost of $1,141. Such shares were recorded as treasury stock at cost.

  In June 1997, the Company reissued 16,000 ordinary shares of its treasury stock for a total subscription price of $86.

  On June 30, 1997, the remaining 400,516 ordinary shares held in treasury at that date were cancelled. The excess cost of treasury shares over their par value was recorded as a deduction from retained earnings.

  On June 30, 1997, the Company increased its authorized share capital to 20,000,000 ordinary shares of par value $0.25 each and effected a four for one stock split whereby each of the Company's ordinary shares of par value $1.00 each was divided into four ordinary shares of par value $0.25 each.

  On June 30, 1997, the shareholders exercised their options to purchase 600,000 ordinary shares in the Company (see Note 12 to the consolidated financial statements) at an exercise price of $2.71 per share. Contemporaneously, 288,888 ordinary shares of par value of $0.25 each were issued to the holders of the Class "A" shares pursuant to certain anti-dilution rights, and the Class "A" shares were repurchased by the Company for nominal consideration. The $72 excess of the par value of the ordinary shares issued over the original par value of the Class "A" shares was recorded as a deduction from additional paid in capital. On the same date the Company loaned the shareholders $1,625, an amount equal to the aggregate exercise price of the options. Such loans were evidenced by promissory notes, bearing interest at 7% per annum until maturity in June 1998 or earlier in the event of early repayment. Included within notes receivable was $325, $866 and $109 due from Messrs. Cooke, Brown and Jones, respectively. The loans were repaid in full in December 1997 following the successful completion of the IPO of the Company's ordinary shares.

  On December 2, 1997, the Company and certain Selling Shareholders consummated the IPO of 3,421,250 ordinary shares at $22 per share. Of these shares 1,375,000 were sold by the Company and 2,046,250 were sold by Selling Shareholders. The Company received net proceeds of $26,832 after deducting underwriting commissions of $2,117 and expenses of $1,301 relating to the issue.

  In December 1997, under a put and call option originally granted in April 1997, the Company purchased 40,000 ordinary shares for a total cost of $667. These shares were held as treasury stock at December 31, 1997.

12. STOCK OPTIONS

  Employees have been granted options to purchase Ordinary Shares in the Company. These options have been issued in two series:

                     STIRLING COOKE BROWN HOLDINGS LIMITED

  i) Options issued to Employees--Shareholders

      On June 29, 1995, the Company granted 600,000 options to certain employee shareholders. The terms of the options were subsequently amended in 1996 to reflect the share exchange factor in the Share Purchase Agreement between the Company and Stirling Cooke Brown Holdings (UK) Limited discussed in Note 1.

      The options had an exercise price of $2.71 per share, which reflected the estimated fair value of the shares at the original grant date as updated for the exchange factor. The options were fully vested at the grant date and were able to be exercised at any time prior to January 23, 2003.

      On June 30, 1997, the shareholders exercised these options and purchased 600,000 ordinary shares in the Company at an exercise price of $2.71.

  (ii) Options issued under Equity Incentive Plan

      On November 25, 1997 the Company granted 300,000 options to certain employees.

      The options have an exercise price of $22.00 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three year period and may be exercised at any time prior to November 25, 2007.

      All of these options were outstanding at December 31, 1997 and none had vested at December 31, 1997.

  In accordance with the provisions of FASB Statement No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and accordingly, recognizes compensation cost based on the intrinsic value of the options at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                           1995   1996   1997
                                                          ------ ------ -------
      Net income--as reported............................ $4,594 $9,918 $12,993
      Net income--pro forma.............................. $4,336 $9,918 $12,926
      Net income per share--as reported.................. $ 1.07 $ 1.22 $  1.55
      Net income per share--pro forma.................... $ 1.01 $ 1.22 $  1.54
      Net income per share assuming dilution--as
       reported.......................................... $ 1.07 $ 1.19 $  1.53
      Net income per share assuming dilution--pro forma.. $ 1.01 $ 1.19 $  1.52

  These pro forma compensation costs may not be representative of those to be expected in future years. As the options were granted on November 25, 1997, only approximately one month's compensation cost has been expensed within the pro-forma net income for the year ended December 31, 1997.

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used in 1997:

      Expected dividend yield...........................................   0.55%
      Expected stock price volatility...................................  30.00%
      Risk-free interest rate...........................................   5.00%
      Expected life of options.......................................... 4 years

  The fair value of the options granted during 1997 was $6.59 per share (1995--$0.43 per share, 1996--$0)

13. TAXATION

  Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed the Company will be exempted from taxation until the year 2016.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

  Total income tax expense for the years ended December 31, 1995, 1996 and 1997 was allocated as follows:

                                                           1995   1996   1997
                                                          ------ ------ ------
      Income from continuing operations.................. $2,560 $2,281 $2,925
      Shareholders' equity (for unrealized gains on
       marketable securities)............................    --      75    (36)
                                                          ------ ------ ------
                                                          $2,560 $2,356 $2,889
                                                          ====== ====== ======

  Income tax expense attributable to income from continuing operations consists of:

                                                        CURRENT DEFERRED TOTAL
                                                        ------- -------- ------
      Year ended December 31, 1995
        U.S. Federal and State......................... $  --    $  --   $  --
        Foreign (U.K.)................................. $2,560      --    2,560
                                                        ------   ------  ------
                                                        $2,560   $  --   $2,560
                                                        ======   ======  ======
      Year ended December 31, 1996
        U.S. Federal and State......................... $  627   $( 339) $  288
        Foreign (U.K.)................................. $1,993      --    1,993
                                                        ------   ------  ------
                                                        $2,620   $( 339) $2,281
                                                        ======   ======  ======
      Year ended December 31, 1997
        U.S. Federal and State......................... $  934   $ (809) $  125
        Foreign (U.K.).................................  2,800      --    2,800
                                                        ------   ------  ------
                                                        $3,734   $ (809) $2,925
                                                        ======   ======  ======

  Income tax expense attributable to income from continuing operations was $2,560, $2,281 and $2,925 for the years ended December 31, 1995, 1996 and 1997 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before taxation as a result of the following:

                                                           1995   1996    1997
                                                          ------ ------  ------
      Computed expected tax expense...................... $2,432 $4,148  $5,412
      Foreign income not subject to US taxes.............    --  (1,813) (2,305)
      Income subject to tax at foreign rates.............    128    (55)   (200)
      Change in valuation allowance......................    --     190     (86)
      Miscellaneous permanent differences................    --      56      98
      Acquired temporary difference......................    --    (320)    --
      State taxes........................................    --      75      80
      Utilization of acquired net operating losses.......    --     --      (74)
                                                          ------ ------  ------
      Actual tax expense................................. $2,560 $2,281  $2,925
                                                          ====== ======  ======

  At December 31, 1996, the Company established a valuation allowance relating to acquired deferred tax benefits. The realization of the tax benefits attributable to these acquired temporary differences will be applied to reduce
(i) goodwill related to the acquisition, (ii) other acquired intangibles and
(iii) income from other continuing operations.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 1996 and 1997, are presented below:

                                                                 1996    1997
                                                                 -----  ------
      Deferred tax assets:
        Deferred revenue........................................ $ 339  $  687
        Discount on unearned premiums and outstanding loss
         reserves...............................................   190     104
        Deferred interest deductions............................   --      316
        Other...................................................   --      145
        Valuation allowance.....................................  (190)   (104)
                                                                 -----  ------
                                                                   339   1,148
      Deferred tax liabilities:
        Unrealized investment gains.............................   (75)    (39)
                                                                 -----  ------
        Net deferred tax asset.................................. $ 264  $1,109
                                                                 =====  ======

  Valuation allowances of $190 and $104 have been established against the deferred tax asset as of December 31, 1996 and 1997, respectively. The ultimate realization of this deferred tax asset depends on the ability of the Company and its subsidiaries to generate sufficient taxable income during the periods in which those temporary differences become deductible.

  The Company has not recognized a deferred tax liability for the undistributed earnings of its United States subsidiaries. (A 30% tax is generally imposed in the United States on dividends paid by United States corporations to non-United States shareholders). The Company does not expect those unremitted earnings to become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as the receipt of dividends. The deferred tax liability relating to these unremitted earnings which is not recognized by the Company is approximately $0, $200 and $542 at December 31, 1995, 1996, 1997, respectively.

14. EARNINGS PER SHARE

  Earnings per share have been calculated in accordance with SFAS 128:

                                                    1995      1996      1997
                                                  --------- --------- ---------
      Net Income................................. $   4,594 $   9,918 $  12,993
                                                  --------- --------- ---------
      Weighted average number of ordinary shares
       outstanding............................... 4,288,908 8,100,782 8,383,482
                                                  --------- --------- ---------
      Net income per share....................... $    1.07 $    1.22 $    1.55
                                                  ========= ========= =========
      Income available to ordinary shareholders.. $   4,594 $   9,918 $  12,993
                                                  --------- --------- ---------
      Weighted average number of ordinary shares
       outstanding............................... 4,288,908 8,100,782 8,383,482
      Plus: incremental shares from assumed
       exercise of options.......................    15,190   205,828   131,991
                                                  --------- --------- ---------
      Adjusted weighted average number of
       ordinary shares outstanding............... 4,304,098 8,306,610 8,515,473
                                                  --------- --------- ---------
      Net income per share assuming dilution..... $    1.07 $    1.19 $    1.53
                                                  ========= ========= =========

   See Notes 11 and 12 to the consolidated financial statements for further discussion of share capital and share option transactions.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

15. FINANCIAL INSTRUMENTS

 a) Fair value

  The carrying values of all financial instruments, as defined by SFAS 107 and as recorded in the consolidated balance sheets approximate their fair value. The Company does not have any significant off-balance sheet financial instruments. The following methods and assumptions were used by the Company in estimating fair values:

  Cash and cash equivalents and fiduciary funds: The fair values for these instruments approximate their carrying amounts because of the short maturity of such instruments.

  Marketable securities: The fair values of debt and equity securities are based on quoted market prices and dealer quotes at the consolidated balance sheet dates.

  Deposit liabilities and related assets: Underlying assets comprise mainly cash and deposits. The fair values of these assets and related liabilities approximate their carrying value due to the short maturity of these instruments.

  Forward foreign exchange contracts: The fair values of such contracts are based on quoted forward rates available for the remaining duration of the contracts at the balance sheet dates.

  Other assets and liabilities: The fair values of all other financial instruments, as defined by SFAS 107, approximate their carrying values due to their short-term nature.

  The estimates of fair values presented herein are subjective in nature and are not necessarily indicative of the amounts that the Company would actually realize in a current market exchange. Any differences would not be expected to be material. Certain instruments such as prepaid expenses, other assets, goodwill and deferred expenses, deferred fee income and outstanding losses and loss expenses are excluded from fair value disclosure. Thus the total fair value amounts cannot be aggregated to determine the underlying economic value of the Company.

 b) Concentrations of credit risk and allowance for doubtful accounts

  The Company's financial instruments exposed to possible concentrations of credit risk consist primarily of its cash and cash equivalents, outstanding losses recoverable from reinsurers and insurance and reinsurance balances receivable.

  The Company maintains a substantial portion of its cash and cash equivalents in two financial institutions which the Company considers of high credit quality.

  Concentrations of credit risk with respect to other financial instruments are limited due to the large number of reinsurers, agents and customers comprising the Company's receivable base. Management does not anticipate significant credit losses from such financial instruments. As at December 31, 1996 and 1997, there were no significant allowances for doubtful accounts.

 c) Forward foreign exchange contracts

  The Company's functional currency is the U.S. dollar; however, as the Company operates internationally, it has exposure to changes in foreign currency exchange rates. These exposures include net cash inflows on non-U.S. dollar denominated transactions.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

  To manage the Company's exposure to these risks, the Company enters into forward foreign exchange contracts in the currencies to which the Company is exposed. These contracts generally involve the exchange of one currency for another at some future date. The Company had a notional principal amount outstanding of (Pounds)2,000 and (Pounds)1,000, at December 31, 1996 and 1997, respectively, relating to contracts to buy British Pounds Sterling in the future. There were no significant unrealized gains or losses on forward exchange contracts for the year ended December 31, 1995. Net unrealized gains on the forward exchange contracts for the year ended December 31, 1996 and 1997 amounted to $170 and $83, respectively and have been accrued in other income and included in other assets in the consolidated balance sheets. A net realized gain (loss) of $0, $465 and $(22) is included in other income in the consolidated statements of income in respect of such contracts during the years ended December 31, 1995, 1996 and 1997, respectively.

16. SEGMENTAL INFORMATION

  a) The Company's two business segments are risk management companies, which comprise those companies that do not retain any underwriting risk, and underwriting companies, which comprise those companies that do retain a degree of risk. Underwriting companies include revenues from net premiums earned and risk management fees earned in the form of policy issuance fees. Investment income has been allocated to the appropriate segment.

                                  INCOME BEFORE  ASSETS AT  DEPRECIATION AND   CAPITAL
                         REVENUES   TAXATION    DECEMBER 31 AMORTIZATION(I)  EXPENDITURES
                         -------- ------------- ----------- ---------------- ------------
YEAR ENDED DECEMBER 31,
 1995
  Risk management
   companies............ $ 19,048   $  7,154     $ 103,273      $   659        $   807
  Underwriting
   companies(ii)........      --         --            --           --             --
  Adjustments and
   eliminations.........      --         --            --           --             --
                         --------   --------     ---------      -------        -------
    Total Consolidated.. $ 19,048   $  7,154     $ 103,273      $   659        $   807
                         ========   ========     =========      =======        =======
YEAR ENDED DECEMBER 31,
 1996
  Risk management
   companies............ $ 37,448   $ 11,947     $ 167,278      $ 1,415        $ 1,445
  Underwriting
   companies(ii)........    9,613        252        68,209           26              1
  Adjustments and
   eliminations.........      --         --           (403)         --             --
                         --------   --------     ---------      -------        -------
    Total Consolidated.. $ 47,061   $ 12,199     $ 235,084      $ 1,441        $ 1,446
                         ========   ========     =========      =======        =======
YEAR ENDED DECEMBER 31,
 1997
  Risk management
   companies............ $ 50,529   $ 15,390     $ 314,035      $ 1,823        $ 1,524
  Underwriting
   companies(ii)........   14,781        528        98,526           83             95
  Adjustments and
   eliminations.........      --         --         (6,231)         --             --
                         --------   --------     ---------      -------        -------
    Total Consolidated.. $ 65,310   $ 15,918     $ 406,330      $ 1,906        $ 1,619
                         ========   ========     =========      =======        =======

--------
(i) Includes amortization of goodwill and depreciation of capital assets.
(ii) Underwriting includes all of the revenues and assets of the Company's risk taking subsidiaries including policy issuance fees.

  The revenue of each industry segment is comprised of revenues from unaffiliated customers. Interest income is included in revenue if the asset on which the interest is earned is included among the segment's identifiable assets.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

  b) Summarized financial information by geographic location of subsidiary for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                      ADJUSTMENTS
                                      U.K. &              AND
                            BERMUDA   EUROPE  U.S.A.  ELIMINATIONS CONSOLIDATED
                            -------- -------- ------- ------------ ------------
   YEAR ENDED DECEMBER 31,
    1995
     Revenues.............. $  1,197 $ 17,851     --         --      $ 19,048
                            ======== ======== =======   ========     ========
     Income before
      taxation............. $     88 $  7,066     --         --      $  7,154
                            ======== ======== =======   ========     ========
     Identifiable assets... $  8,439 $111,488     --    $(16,654)    $103,273
                            ======== ======== =======   ========     ========
   YEAR ENDED DECEMBER 31,
    1996
     Revenues.............. $ 16,336 $ 19,191 $11,534        --      $ 47,061
                            ======== ======== =======   ========     ========
     Income before
      taxation............. $  5,227 $  5,928 $ 1,044        --      $ 12,199
                            ======== ======== =======   ========     ========
     Identifiable assets... $ 68,306 $139,494 $60,825   $(33,541)    $235,084
                            ======== ======== =======   ========     ========
   YEAR ENDED DECEMBER 31,
    1997
     Revenues.............. $ 20,926 $ 22,122 $22,262        --      $ 65,310
                            ======== ======== =======   ========     ========
     Income before
      taxation............. $  6,393 $  8,476 $ 1,049        --      $ 15,918
                            ======== ======== =======   ========     ========
     Identifiable assets... $119,066 $250,668 $85,006   $(48,410)    $406,330
                            ======== ======== =======   ========     ========

  Income before taxation is total revenues less operating expenses.

  Identifiable assets by geographic segment are those assets that are used in the Company's operations in each segment.

  c) The Company's managing general agencies market insurance products and programs developed by the Company on behalf of independent insurance carriers. In addition, the Company through its brokering and reinsurance brokering operations, managing general underwriters, claims and loss control servicing operations provides additional business and services to certain of these independent insurance carriers in respect of these products and other insurance and reinsurance policies. For the year ended December 31, 1996 and 1997 fees received from one independent insurance carrier accounted for approximately 55% and 51%, respectively, of the Company's total revenues. Although the loss of this carrier could have a material adverse effect on the Company, the Company believes that Realm National and other independent insurance carriers have sufficient underwriting capacity to reduce the impact of such a loss.

17. COMMITMENTS

  Future minimum lease payments under non-cancelable operating leases as at December 31, 1997 are as follows:

             1998............................. $ 2,484
             1999.............................   2,220
             2000.............................   2,065
             2001.............................   1,783
             2002.............................   1,557
             2003 and thereafter..............   5,875
                                               -------
                                               $15,984
                                               =======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

  Total rental expense for the years ended December 31, 1995, 1996 and 1997, was $612, $1,319 and $1,894, respectively.

  Certain lease commitments are subject to annual adjustment under escalation clauses, for real estate taxes and the landlord's operating expenses. Such adjustments will not be material to the Company.

18. STATUTORY SURPLUS AND DIVIDEND RESTRICTIONS

  The Company's ability to pay dividends is subject to certain restrictions including the following:

    a) The Company is subject to a 30% withholding tax on certain dividends and interest received from its United States subsidiaries.

    b) Under New York law, Realm National may pay cash dividends only from earned surplus determined on a statutory basis. Further, Realm National is restricted (on the basis of the lower of 10% of statutory surplus at the end of the preceding twelve month period or 100% of the adjusted net investment income for the preceding twelve month period) as to the amount of dividends it may declare or pay in any twelve month period without the approval of the Insurance Department of the State of New York.

    Realm National did not have any earned surplus available for the payment of dividends in 1996 and 1997 due to its statutory-basis accumulated deficit. Additionally, $101 and $21 of statutory surplus has been segregated as special funds as of December 31, 1996 and 1997 and will not become available for dividend payments until earned.

    Realm National's total surplus and net income determined on a United States statutory basis are as follows:

                                                                 1996    1997
                                                                ------- -------
      Total surplus at December 31,............................ $19,924 $18,991
      Net income for year ended December 31,................... $   154 $   370

    By agreement with the Insurance Department of the State of New York, Realm National is restricted from declaring dividends for a two year period from September 5, 1996 the date upon which its acquisition by the Company was completed.

    c) The NAIC has a model law which establishes certain minimum risk-based capital ("RBC") requirements for property-casualty insurance companies. The RBC calculation serves as a benchmark for the regulation of insurance companies by state insurance regulators. The calculation specifies various formulas and weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk and are set forth in the RBC requirements. The capital of Realm National as of December 31, 1996 and 1997 exceeded the amount calculated using the RBC requirements.

    d) Realm National is licensed by the Insurance Department of the State of New York (the "Department") to write Special Risk insurance. Special Risk business represents business that is sold at rates that are not subject to prior approval of the Department. The Department's rules and regulations limit the amount of Special Risk business that a company may write based on the aggregate writings of the company. In 1994, Realm National disposed of its agricultural and ocean marine books of business as a condition precedent to the sale of Realm National to a prospective buyer. As a result, Realm National was no longer in compliance with the Department's limitation on Special Risk premium writings. Realm National has received a waiver of such limitations from the Department through September 5, 1997. Realm National's license has been renewed through August of 1998.

    e) The Company's Bermuda insurance subsidiary, CIRCL, is required by its license to maintain capital and surplus greater than a minimum statutory amount determined as the greater of a percentage of outstanding losses and loss expenses (net of reinsurance recoverable) or a given fraction of net written

                     STIRLING COOKE BROWN HOLDINGS LIMITED
  premiums. At December 31, 1996 and 1997, respectively, CIRCL was required to maintain a minimum statutory capital and surplus of $1,520 and $1,680. Accordingly, approximately $680 of contributed surplus and retained earnings is restricted from distribution.

    CIRCL's total surplus and net income (loss) determined on a Bermuda statutory basis is as follows:

                                                                  1996   1997
                                                                 ------ ------
      Total surplus at December 31.............................. $2,319 $2,261
      Net income (loss) for year ended December 31.............. $1,688 $  (85)

    CIRCL is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Certain categories of assets do not qualify as relevant assets under the statute. At December 31, 1996 and 1997, respectively, CIRCL was required to maintain relevant assets of at least $9,412 and $17,900. At that date relevant assets were approximately $14,932 and $23,900 and the minimum liquidity ratio was therefore met.

19. RELATED PARTY TRANSACTIONS

  a) As set out in Note 3, in January 1996 the Company acquired Realm Investments Ltd. Prior to the acquisition, the Company earned brokerage fees from its business dealings with Realm Investments Ltd.

  b) Amounts due from/to affiliates are interest free and unsecured with no fixed terms of repayment.

  c) Goldman, Sachs & Co. acted as a co-managing underwriter for the Company's IPO completed in December 1997, from which the underwriters received aggregate underwriting discounts of $5.3 million from the Company and selling shareholders.

  Goldman, Sachs & Co. or certain of their affiliates maintain certain contractual relationships with the Company and have provided, and currently provide investment banking services to the Company. Goldman, Sachs & Co. also provide investment management services to Realm National pursuant to a Corporate Account Agreement dated December 24, 1996 and received customary fees and expenses of approximately $52 during 1997 for such services.

20. LITIGATION

  The Company is subject to litigation and arbitration in the ordinary course of business.

  While any proceeding contains an element of uncertainty, management presently believes the outcome of currently pending proceedings will not have a material adverse effect on the Company.

21. QUARTERLY FINANCIAL DATA--UNAUDITED

                                               FIRST  SECOND   THIRD    FOURTH
                                              QUARTER QUARTER QUARTER QUARTER(I)
                                              ------- ------- ------- ----------
YEAR ENDED DECEMBER 31, 1996
  Total revenues............................. $ 9,877 $10,675 $13,350  $13,159
  Net income.................................   2,630   2,330   3,162    1,796
  Net income per share.......................    0.34    0.28    0.38     0.22
  Net income per share assuming dilution..... $  0.33 $  0.27 $  0.37  $  0.22
YEAR ENDED DECEMBER 31, 1997
  Total revenues............................. $14,345 $16,645 $17,019  $17,301
  Net income.................................   2,820   3,172   3,590    3,411
  Net income per share.......................    0.35    0.40    0.42     0.38
  Net income per share assuming dilution..... $  0.34 $  0.39 $  0.42  $  0.38

  (i) Total revenues and net income includes $478 net gain on the sale of subsidiaries during the fourth quarter of 1997.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in, nor any disagreements with, accountants on accounting and financial disclosure within the three years ending December 31, 1997.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain of the information required by this item is included in Part 1 of this Form 10-K.

  The remainder of this item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997. Such information is hereby incorporated by reference.

ITEM 11--EXECUTIVE COMPENSATION

  This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997. Such information is hereby incorporated by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997. Such information is hereby incorporated by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997. Such information is hereby incorporated by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) EXHIBITS

     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------
      3.l        Memorandum of Association of the Company (1)
      3.2        Bye-Laws of the Company (1)
      4.1        Shareholders' Agreement, dated as of January 24, 1996,
                 among the Management Shareholders (as defined therein),
                 Bridge Street Fund 1995, L.P., Goldman Sachs & Co.
                 Verwaltungs GmbH (for GS Capital Partners II German
                 Civil Law Partnership), GS Capital Partners II, L.P., GS
                 Capital Partners Offshore, L.P., Stone Street Fund 1995,
                 L.P. and the Company (1)
      4.2        Registration Rights Agreement, dated January 24, 1996,
                 between the Company, the Management Shareholders (as
                 defined therein) and the Investors (as defined therein)
                 (1)
     10.1        Stirling Cooke Brown Holdings Limited 1997 Equity
                 Incentive Plan (1)*
     10.2        Employment Agreement dated September 1, 1997 between
                 Realm Investments Ltd. and Nicholas Mark Cooke (1)*
     10.3        Employment Agreement dated September 1, 1997 between
                 Stirling Cooke Brown Holdings Limited and Nicholas Brown
                 (1)*
     10.4        Employment Agreement dated September 1, 1997 between
                 Stirling Cooke Brown Holdings Limited and George W.
                 Jones (l)*
     10.5        Agency Agreement dated as of June 1, 1995 between
                 Clarendon National Insurance Company and Stirling Cooke
                 Insurance Services, Inc. (1)
     10.6        Amendment Number One to Agency Agreement dated as of
                 June 1, 1995 between Clarendon National Insurance
                 Company and Stirling Cooke Insurance Services, Inc. (1)
     10.7        Amendment Number Two to Agency Agreement dated as of
                 June 1, 1995 between Clarendon National Insurance
                 Company and Stirling Cooke Insurance Services, Inc. (1)
     10.8        Addendum dated April 1, 1997 to Agency Agreement dated
                 as of June 1, 1995 between Clarendon National Insurance
                 Company and Stirling Cooke Insurance Services, Inc. (1)
     10.9        Agency Agreement dated as of October 1, 1995 between
                 Clarendon National Insurance Company and Stirling Cooke
                 Texas, Inc. (1)
     10.10       Management Agreement dated as of August 1, 1995 between
                 Legion Insurance Company and Stirling Cooke Insurance
                 Services, Inc. (1)
     11.         Statement Re Computation of Per Share Earnings
     21.         Subsidiaries of the Company (1)
     99.         Forward-Looking Information

--------
(1) Incorporated by reference from Registration Statement on Form S-1 (No. 333-32995) of Stirling Cooke Brown Holdings Limited.
*Management Compensation

  (B) REPORTS ON FORM 8-K.

    None.
  (C) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    1. Financial Statements

      Included in Part II--Item 8 of this report.

    2. Financial Statement Schedules

      Included in Part IV of this report:

                                                                 SCHEDULE
                                                                  NUMBER  PAGE
                                                                 -------- -----
       Report of Independent Accountants on financial statement
        schedules included in Form 10-K.                                     49
       Schedule of Investments excluding Investments in Related
        Parties as of December 31, 1997                              I       50
       Condensed Financial Information of Registrant as of and
        for the years ended December 31, 1995, 1996 and 1997        II    51-53
       Supplementary Insurance Information as of and for the
        years ended December 31, 1996 and 1997                     III       54
       Reinsurance for the years ended December 31, 1996 and
        1997                                                        IV       55

  Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

  Under date of March 16, 1998, we reported on the consolidated balance sheets of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in item 8 of this Annual Report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick
KPMG Peat Marwick
Hamilton, Bermuda
March 16, 1998

                     STIRLING COOKE BROWN HOLDINGS LIMITED
        SCHEDULE OF INVESTMENTS EXCLUDING INVESTMENTS IN RELATED PARTIES
                                   SCHEDULE I

                                                               AMOUNT AT WHICH
                                                                SHOWN IN THE
                                                       FAIR     BALANCE SHEET
                                               COST    VALUE  DECEMBER 31, 1997
                                              ------- ------- -----------------
Fixed maturities
 Bonds:
  United States Government and government
   agencies and authorities.................. $ 5,082 $ 5,189      $ 5,189
  States, municipalities and political
   subdivisions..............................   1,032   1,013        1,013
  Foreign governments........................      75      75           75
  All other corporate bonds..................   8,693   8,694        8,694
                                              ------- -------      -------
    Total fixed maturities...................  14,882  14,971       14,971
Equity securities
 Common stocks:
  Industrial, miscellaneous and all other....      16      23           23
Nonredeemable preferred stocks...............     438     463          463
                                              ------- -------      -------
    Total equity securities..................     454     486          486
Short-term investments.......................   5,579   5,579        5,579
                                              ------- -------      -------
    Total investments........................ $20,915 $21,036      $21,036
                                              ======= =======      =======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                PARENT COMPANY ONLY BALANCE SHEETS--SCHEDULE II

                           DECEMBER 31, 1996 AND 1997
  (Expressed in thousands of United States Dollars, except share and per share data)

                                                                1996     1997
                                                               -------  -------
Assets
  Cash and cash equivalents..................................  $    20  $27,803
  Due from subsidiaries......................................    5,638   11,238
  Investments in subsidiaries................................   38,009   44,908
  Other assets...............................................      --       295
                                                               -------  -------
    Total Assets.............................................  $43,667  $84,244
                                                               =======  =======
Liabilities
  Accounts payable and accrued liabilities...................  $    16  $ 1,141
  Due to subsidiaries........................................      193      --
                                                               -------  -------
    Total Liabilities........................................      209    1,141
                                                               -------  -------
Ordinary Shares subject to redemption........................   14,457      --
Shareholders' equity
  Share capital
   Authorized 20,000,000 ordinary shares of par value $0.25
    each issued and fully paid 6,000,000 and 9,863,372
    ordinary shares..........................................    1,500    2,466
  Additional paid in capital.................................   12,319   54,167
  Equity in unrealized gain on marketable securities of
   subsidiaries..............................................      147       63
  Retained earnings..........................................   15,973   27,074
                                                               -------  -------
                                                                29,939   83,770
  Less: ordinary shares in treasury (1996--202,784, 1997--
   40,000) at cost...........................................     (938)    (667)
                                                               -------  -------
    Total shareholders' equity...............................   29,001   83,103
                                                               -------  -------
Total Liabilities, Ordinary shares subject to redemption, and
 Shareholders' equity........................................  $43,667  $84,244
                                                               =======  =======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

             PARENT COMPANY ONLY STATEMENTS OF INCOME--SCHEDULE II

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                                                          1995   1996   1997
                                                         ------ ------ -------
REVENUES
  Net investment income................................. $  --  $  489 $   139
  Other income..........................................    --     465     --
                                                         ------ ------ -------
Total Revenues..........................................      0    954     139
EXPENSES
  Salaries and benefits.................................    --     --      395
  Other operating expenses..............................    --     432     683
                                                         ------ ------ -------
Total Expenses..........................................      0    432   1,078
NET INCOME (LOSS) BEFORE EQUITY IN INCOME OF
 SUBSIDIARIES...........................................      0    522    (939)
Equity in income of subsidiaries........................  4,594  9,396  13,932
                                                         ------ ------ -------
NET INCOME.............................................. $4,594 $9,918 $12,993
                                                         ====== ====== =======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS--SCHEDULE II

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
  (Expressed in thousands of United States Dollars, except share and per share data)

                                                    1995      1996      1997
                                                   -------  --------  --------
OPERATING ACTIVITIES
  Net income...................................... $ 4,594  $  9,918  $ 12,993
Items not effecting cash
  Amortization of goodwill........................       0       373       373
  Equity in income of subsidiaries................  (4,594)   (9,396)  (13,932)
  Changes in non cash operating assets and
   liabilities
   Other assets...................................       0         0      (258)
   Accounts payable and accrued liabilities.......       0        16     1,125
   Due to subsidiaries............................       0       193      (193)
                                                   -------  --------  --------
    Net cash provided by operating activities.....       0     1,104       108
                                                   -------  --------  --------
INVESTING ACTIVITIES
  Purchase of capital assets......................       0         0       (37)
  Investments in subsidiaries.....................       0    (8,965)     (274)
  Due from subsidiaries...........................       0    (5,638)   (5,600)
  Dividends received from subsidiaries............   2,135         0     6,850
                                                   -------  --------  --------
    Cash provided (used) by investing activities..   2,135   (14,603)      939
                                                   -------  --------  --------
FINANCING ACTIVITIES
  Dividends.......................................  (2,135)        0         0
  Net proceeds of subscription to share capital
   subject to redemption..........................       0    14,457         0
  Net proceeds from subscription to share capital.       0         0    26,832
  Proceeds from exercise of options...............       0         0     1,625
  Purchase of ordinary shares in treasury.........       0      (938)   (1,807)
  Sales of ordinary shares in treasury............       0         0        86
                                                   -------  --------  --------
    Cash (used) provided by financing activities..  (2,135)   13,519    26,736
                                                   -------  --------  --------
INCREASE IN CASH AND CASH EQUIVALENTS.............       0        20    27,783
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....       0         0        20
                                                   -------  --------  --------
CASH AND CASH EQUIVALENTS FROM END OF YEAR........ $     0  $     20  $ 27,803
                                                   =======  ========  ========

All dividends received were from consolidated subsidiaries.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

               SUPPLEMENTARY INSURANCE INFORMATION--SCHEDULE III
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                               FUTURE
                               POLICY
                              BENEFITS,           OTHER                      BENEFITS,  AMORTIZATION
                   DEFERRED    LOSSES,            POLICY                      CLAIMS,   OF DEFERRED
                    POLICY     CLAIMS             CLAIMS             NET     LOSSES AND    POLICY      OTHER
                  ACQUISITION AND LOSS  UNEARNED   AND    PREMIUM INVESTMENT SETTLEMENT ACQUISITION  OPERATING PREMIUMS
                     COSTS    EXPENSES  PREMIUMS BENEFITS REVENUE   INCOME    EXPENSES     COSTS     EXPENSES  WRITTEN
                  ----------- --------- -------- -------- ------- ---------- ---------- ------------ --------- --------
Year ended
 December 31,
 1997
 Underwriting....    $579      $36,276  $19,187    $ 0    $11,790   $2,208    $10,951      $1,344     $ 1,958  $13,181
 Risk/Management.       0            0        0      0          0    3,574          0           0      35,139        0
                     ----      -------  -------    ---    -------   ------    -------      ------     -------  -------
                     $579      $36,276  $19,187    $ 0    $11,790   $5,782    $10,951      $1,344     $37,097  $13,181
Year ended
 December 31,
 1996
 Underwriting....    $171      $24,301  $12,515    $ 0    $ 8,754   $  640    $ 6,765      $1,837     $   760  $ 8,930
 Risk/Management.       0            0        0      0          0    2,765          0           0      25,500        0
                     ----      -------  -------    ---    -------   ------    -------      ------     -------  -------
                     $171      $24,301  $12,515    $ 0    $ 8,754   $3,405    $ 6,765      $1,837     $26,260  $ 8,930

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                            REINSURANCE--SCHEDULE IV
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                     ASSUMED          PERCENTAGE
                                          CEDED TO    FROM            OF AMOUNT
                                   GROSS    OTHER     OTHER     NET   ASSUMED TO
                                  AMOUNT  COMPANIES COMPANIES AMOUNT     NET
                                  ------- --------- --------- ------- ----------
Year ended December 31, 1997..... $15,408  $17,396   $13,778  $11,790    117%
Year ended December 31, 1996..... $ 4,493  $ 6,784   $11,045  $ 8,754    126%

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN HAMILTON, BERMUDA, ON THE 31ST DAY OF MARCH, 1998.

                                          Stirling Cooke Brown Holdings
                                           Limited

                                                  /s/ George W. Jones
                                          By___________________________________
                                                      George W. Jones
                                                Chief Financial Officer and
                                                         Director

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW AS OF THIS 31ST DAY OF MARCH, 1998, BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED:

                 SIGNATURE                                     TITLE
                 ---------                                     -----


        /s/ Nicholas Mark Cooke             Chairman, President, Chief Executive
___________________________________________   Officer and Director (Principal Executive
            Nicholas Mark Cooke               Officer)

          /s/ George W. Jones               Chief Financial Officer and Director
___________________________________________   (Principal Financial and Accounting
              George W. Jones                 Officer)

          /s/ Nicholas Brown                Director
___________________________________________
              Nicholas Brown

         /s/ Warren W. Cabral               Director
___________________________________________
             Warren W. Cabral

        /s/ Reuben Jeffery III              Director
___________________________________________
            Reuben Jeffery III

           /s/ Sanjay Patel                 Director
___________________________________________
               Sanjay Patel
