Form 10-Q
period 1998-03-31
STIRLING COOKE BROWN HOLDINGS LTD
filed 1998-05-15
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF
1934

                    For the period ended March 31, 1998

                                     OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from _______________ to _______________

                          COMMISSION FILE NUMBER 000-23427

                   STIRLING COOKE BROWN HOLDINGS LIMITED
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                BERMUDA                                NOT APPLICABLE
  (STATE OF OTHER JURISDICTION OF                      (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

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

                           YES |X|          NO |_|

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of March 31, 1998 was 9,863,372.



                                   INDEX

                       PART 1 - FINANCIAL INFORMATION

                                                                  PAGE
                                                                  ----

ITEM 1    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at December 31, 1997 and
          March 31, 1998 (Unaudited)...............................  1

          Unaudited Consolidated Statements of Income and
          Comprehensive Income for the three month periods ended
          March 31, 1997 and 1998..................................  2

          Unaudited Consolidated Statements of Changes in
          Shareholders' Equity for the three month periods ended
          March 31, 1997 and 1998..................................  3

          Unaudited Consolidated Statements of Cash Flows for the
          three month periods ended March 31, 1997 and 1998........  4

          Notes to Unaudited Consolidated Financial Statements at
          March 31, 1997 and 1998..................................  5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................  6

                   PART II - OTHER INFORMATION:

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K......................... 11

          SIGNATURES..............................................  11

                             EXHIBITS

Exhibit 11 - Computation of Net Income per Share and Net Income
per Share assuming dilution                                         12



              STIRLING COOKE BROWN HOLDINGS LIMITED

                   CONSOLIDATED BALANCE SHEETS

         DECEMBER 31, 1997 AND MARCH 31, 1998 (UNAUDITED)
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     1997        1998
                                                                                     ----        ----
                                               ASSETS


      Marketable securities, at fair value
         Debt securities (amortized cost, 1997 - $14,882, 1998 - $9,422)........  $ 14,971    $  9,526
         Equity securities (cost, 1997 - $454, 1998 - $454).....................       486         493
         Short term investments (amortized cost,1997 - $5,579, 1998 - $11,006)..     5,579      11,006
                                                                                     -----      ------
      Total marketable securities...............................................    21,036      21,025
      Cash and cash equivalents.................................................    50,631      59,642
      Fiduciary funds-restricted................................................    60,224      76,999
      Insurance and reinsurance balances receivable (affiliates, 1997 - $8,118,
             1998 - $8,578).....................................................   213,332     213,909
      Outstanding losses recoverable from reinsurers............................    24,621      30,295
      Deferred acquisition costs................................................       579       1,739
      Deferred reinsurance premiums ceded.......................................    12,503      17,737
      Deferred tax asset........................................................     1,109       1,415
      Goodwill..................................................................     8,613       8,437
      Other assets..............................................................    10,926      12,419
      Assets related to deposit liabilities.....................................     2,756       3,056
                                                                                     -----      ------
         Total assets...........................................................  $406,330    $446,673
                                                                                  ========    ========

                                               LIABILITIES
      Outstanding losses and loss expenses......................................  $ 36,276    $ 44,272
      Unearned premiums.........................................................    19,187      25,628
      Deferred income...........................................................     2,853       3,137
      Insurance and reinsurance balances payable (affiliates, 1997 - $16,187,
                 1998 - $17,705) ...............................................   251,713     271,730
      Funds withheld............................................................     1,314       1,492
      Accounts payable and accrued liabilities..................................     6,170       6,564
      Income taxes payable......................................................     2,958       3,968
      Deposit liabilities.......................................................     2,756       3,056
                                                                                  --------    --------
         Total liabilities......................................................   323,227     359,847
                                                                                  --------    --------

                                               SHAREHOLDERS' EQUITY
                                               --------------------
      Share capital
         Authorized 20,000,000 ordinary shares of par value $0.25 each
         Issued and fully paid 9,863,372 ordinary shares........................     2,466       2,466
      Additional paid in capital................................................    54,167      54,167
      Accumulated other comprehensive income....................................        63          95
      Retained earnings.........................................................    27,074      30,765
                                                                                  --------    --------
                                                                                    83,770      87,493
      Less: 40,000 Ordinary shares in treasury at cost..........................      (667)       (667)
                                                                                  --------    --------
         Total shareholders' equity.............................................    83,103      86,826
                                                                                  --------     -------
         Total liabilities and shareholders' equity............................. $ 406,330   $ 446,673
                                                                                 =========   =========
         See accompanying notes to unaudited consolidated financial statements




              STIRLING COOKE BROWN HOLDINGS LIMITED

           UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     AND COMPREHENSIVE INCOME

            THREE MONTHS ENDED MARCH 31, 1997 AND 1998
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                              1997        1998
      REVENUES
         Risk management fees.........................     $10,266     $12,775
         Net premiums earned..........................       2,694       4,486
         Net investment income........................       1,212       1,966
         Other income.................................         173         716
                                                           -------     -------

               Total revenues.........................      14,345      19,943
                                                           -------     -------
      EXPENSES
         Net losses and loss expenses incurred........       2,376       4,767
         Acquisition costs............................         360         566
         Depreciation and amortization of capital
           assets.....................................         283         351
         Amortization of goodwill.....................         176         177
         Salaries and benefits........................       4,058       4,665
         Other operating expenses.....................       3,532       4,537
                                                           -------     -------
               Total expenses.........................      10,785      15,063
                                                           -------     -------
         Income before taxation.......................       3,560       4,880
         Taxation.....................................         740         893
                                                           -------     -------
         Net income...................................     $ 2,820     $ 3,987
                                                           =======     =======
         Other comprehensive (loss) income, net of tax:
           Unrealized (losses) gains on securities....       (302)          32
           Less: reclassification adjustments
           for gains included in net income...........        112            0
                                                           ------      -------
           Other comprehensive (loss) income.........        (190)          32
                                                           ------      -------
           Comprehensive income......................       2,630        4,019
                                                           ======      =======
         Net income per share.........................     $ 0.35       $ 0.41
                                                           ======      =======
         Net income per share
         assuming dilution............................     $  0.34     $  0.40
                                                           =======     =======

         Dividends per share..........................     $  0.00     $  0.03
                                                           =======     =======

 See accompanying notes to unaudited consolidated financial statements




              STIRLING COOKE BROWN HOLDINGS LIMITED

 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

            THREE MONTHS ENDED MARCH 31, 1997 AND 1998
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                            1997        1998
      ORDINARY SHARES OF PAR VALUE $0.25 EACH
           Balance at beginning of period...............    1,500   $  2,466
                                                         --------   --------
           Balance at end of period.....................    1,500   $  2,466
                                                         --------   --------
      ADDITIONAL PAID IN CAPITAL
           Balance at beginning of period............... $ 12,319  $  54,167
                                                         --------  ---------
           Balance at end of period..................... $ 12,319  $  54,167
                                                         --------  ---------
           ACCUMULATED OTHER COMPREHENSIVE INCOME
           Balance at beginning of period............... $    147  $      63
           Change in unrealized (loss) gain on
             marketable securities                           (302)       32
           Balance at end of period..................... $   (155) $     95
                                                         --------  --------

      RETAINED EARNINGS
           Balance at beginning of period............... $ 15,973  $ 27,074
           Net income...................................    2,820     3,987
           Dividends                                                   (296)
                                                         --------  --------
           Balance at end of period .................... $ 18,793  $ 30,765
                                                         --------  --------
      TREASURY STOCK
           Balance at beginning of period ..............  $  (938) $   (667)
                                                         --------  --------
           Balance at end of period ....................  $  (938) $   (667)
                                                         --------  --------
      TOTAL SHAREHOLDERS' EQUITY ....................... $ 31,519 $  86,826
                                                         ========  ========

Dividends per share were $0 and $0.03 for the three months ended March 31, 1997 and 1998, respectively.







          See accompanying notes to unaudited consolidated financial statements



              STIRLING COOKE BROWN HOLDINGS LIMITED

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1997 AND 1998
        (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)
                                                                   1997        1998
  OPERATING ACTIVITIES
  Net income................................................   $  2,820      $ 3,987
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization of capital assets........        283          351
     Amortization of goodwill...............................        176          177
     Amortization of marketable securities..................         22           32
     Net realized gains on sale of marketable securities....      (181)            0
     Equity in income of affiliates.........................      (161)        (663)
  Changes in non cash operating assets and liabilities:
     Fiduciary funds........................................      1,000     (16,774)
     Insurance and reinsurance balances receivable..........   (125,922)       (576)
     Outstanding losses recoverable from reinsurers.........    (2,376)      (5,674)
     Deferred acquisition costs.............................       (76)      (1,160)
     Deferred reinsurance premiums ceded....................        207      (5,234)
     Other assets...........................................      (910)        (697)
     Deferred tax asset.....................................      (647)        (296)
     Assets related to deposit liabilities..................        256        (300)
     Outstanding losses and loss expenses...................      3,997        7,995
     Unearned premiums......................................      (500)        6,441
     Insurance and reinsurance balances payable.............    120,071       20,016
     Funds withheld.........................................         26          180
     Accounts payable and accrued liabilities...............      1,496          392
     Income taxes payable...................................        673        1,010
     Deferred income........................................        421          284
     Deposit liabilities....................................      (256)          300
                                                               --------      -------
      Net cash provided by operating activities.............        307        9,791
                                                               --------      -------
  INVESTING ACTIVITIES
     Purchase of capital assets.............................      (310)        (532)
     Sale of capital assets.................................         13           47
     Purchase of equity securities..........................    (3,331)            0
     Purchase of short-term investments, net................    (1,765)      (5,427)
     Proceeds on maturity of debt securities................      2,086        5,428
     Proceeds on sale of debt securities....................         41            0
     Proceeds on sale of equity securities..................      3,545            0
     Purchase of subsidiaries, net of cash acquired.........    (1,197)            0
                                                               --------      -------
      Cash used by investing activities.....................      (918)        (484)
                                                               --------      -------
  FINANCING ACTIVITIES
     Dividends..............................................          0        (296)
                                                               --------      -------
      Cash used by financing activities.....................          0        (296)
                                                               --------      -------
  (Decrease) increase in cash and cash equivalents..........      (499)        9,011
  Cash and cash equivalents at beginning of period..........     15,602       50,631
                                                               --------      -------
  Cash and cash equivalents at end of period................   $ 15,103      $59,642
                                                               ========       ======
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for income taxes..........   $    215      $   530
                                                               ========       ======

 See accompanying notes to unaudited consolidated financial statements




              STIRLING COOKE BROWN HOLDINGS LIMITED

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1997 AND 1998
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)




1.    INTERIM ACCOUNTING POLICY

     In  the  opinion  of  management  of  the  Company,  the  accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 1997 and March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1997 and 1998. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's financial statements for the full year. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of what operating results may be for the full year.


2.    COMPREHENSIVE INCOME

     During the quarter ended March 31, 1998, the Company adopted the  reporting  and  disclosure  requirements  of  SFAS  No.  130
"Reporting Comprehensive Income".






ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of Stirling Cooke Brown Holdings Limited's (the "Company") results of operations for the three months ended March 31, 1997 and 1998 and financial condition as of March 31, 1998. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

GENERAL

The Company was incorporated in Bermuda on December 12, 1995. The Company is a holding company engaged, through its subsidiaries, in providing insurance services primarily in the United States, Bermuda and Europe. The Company's activities include insurance and reinsurance brokering, underwriting management, risk management, claims control, loss and safety prevention, third party administration and managed care services. The Company also owns a United States domiciled insurance company Realm National Insurance Company "Realm National" which, together with the Company's Bermuda based reinsurance company Comp Indemnity Reinsurance Company Limited "CIRCL", writes insurance and reinsurance business. Realm National also earns policy issuance fees. The Company specializes in the North American occupational accident and workers' compensation alternative risk transfer markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998.

The results of operations for the three months ended March 31, 1998 reflect a continuation of growth in revenues and net income resulting from the increased business activity of the Company.

REVENUES

     Total revenues increased $5.6 million, or 39.0%, to $19.9 million for the first three months of 1998, from $14.3 million in 1997.

      The components of the Company's revenues are illustrated below:


                                     FOR THE THREE MONTHS ENDED MARCH 31


                                            1997                 1998
                                            ----                 ----

                                              (dollars in thousands)

                                  Total   % of Total    Total % of Total
Risk management fees             10,266      71.6%    $12,775      64.0%

Net premiums earned               2,694       18.8      4,486       22.5

Net investment                    1,212        8.4      1,966        9.9
income

Other income                        173        1.2        716        3.6
                                    ---        ---        ---        ---

     Total revenues             $14,345     100.0%    $19,943     100.0%
                                =======     ======    =======     ======




     The increase in revenues for the first three months of 1998 compared to the corresponding period in 1997 consisted primarily of a $2.5 million increase in risk management fees. This was due to strong growth in managing general agency fees as a result of a greater penetration of existing markets by the Company's managing general agency network, increased business volume by the Company's brokering subsidiaries, increased program administrative fees, and additional risk management fees generated from the provision of loss control and audit services. Net premiums earned increased $1.8 million over 1997 primarily as a result of increased business generated by Realm National for the Company. Net investment income in 1998 increased $0.8 million over 1997, reflecting an increase in the Company's average balances of cash, including cash held in fiduciary accounts. These increased cash balances reflect the growth in the Company's business activities together with the cash held following completion of the Company's initial public offering in December, 1997. Other income for the first quarter of 1998 of $0.7 million, comprised primarily of the Company's equity share in the net income of affiliates, increased from $0.2 million in 1997.


               The components of the Company's risk management fees are illustrated below:

                                   FOR THE THREE MONTHS ENDED MARCH 31

                                            1997                   1998
                                            ----                   ----
                                               (dollars in thousands)
                                              %                      %
                                Total     of Total     Total     of Total

Brokerage fees and
commissions                    $5,324       51.9%     $6,066       47.5%

Managing general agency
fees                            2,508       24.4       3,715       29.1

Underwriting management
fees                              960        9.3         919        7.2

Program and captive
management fees                   597        5.8         875        6.8

Loss control and audit fees       663        6.5         814        6.4

Policy issuance fees              214        2.1         386        3.0
                                  ---        ---         ---        ---

   Total risk management
     fees                     $10,266      100.0%    $12,775      100.0%
                              =======     ======     =======      ======


     Risk management fees increased $2.5 million, or 24.4%, to $12.8 million, for the first three months of 1998 from $10.3 million in 1997. Managing general agency fees had the most significant impact on the growth of total risk management fees for the first three months of 1998, increasing $1.2 million, primarily as a result of the Company's continued expansion of its managing general agency operations in Florida and Texas. Brokerage fees and commissions increased $0.8 million for the first three months of 1998, primarily the result of increased insurance and reinsurance brokerage activities from the Company's U.K.-based brokerage operations. Program and captive management fees increased $0.3 million in the first three months of 1998 to $0.9 million, from $0.6 million in 1997, due to an increase in business resulting from increased program volumes generated by the Company's managing general agency network. Fees for loss control and audit services provided by North American Risk, Inc. increased $0.1 million for the first three months of 1998, to $0.8 million, from $0.7 million in 1997. The Company's policy issuance fees earned by Realm National increased $0.2 million for the first three months of 1998, to $0.4 million, from $0.2 million for the first three months of 1997.




                                  Expenses

      The components of the Company's expenses are illustrated below:

                                          FOR THE THREE MONTHS ENDED MARCH 31

                                              1997                  1998
                                              ----                  ----
                                                (thousands of dollars)

Net losses and loss                         $2,376                $4,767
expenses incurred

Insurance premium acquisition costs            360                   566
                                               ---                   ---

   Total insurance costs                     2,736                 5,333
                                             -----                 -----

Salaries and benefits                        4,058                 4,665

General and administration expenses          3,991                 5,065
                                             -----                 -----

   Total operating expenses                  8,049                 9,730
                                             -----                 -----

          Total expenses                   $10,785               $15,063
                                           =======               =======

     Total expenses increased $4.3 million, or 39.7% to $15.1 million, for the first three months of 1998 from $10.8 million in 1997. Total insurance costs, which includes net losses and loss expenses incurred and insurance premium acquisition costs, increased $2.6 million, to $5.3 million, for the first three months of 1998 from $2.7 million in 1997. This increase in total insurance costs was primarily a result of the corresponding increase in net premiums earned during the period together with loss development on one particular program that covers bodily injury and property risks in the construction industry. Total operating expenses increased $1.7 million, or 20.9%, to $9.7 million for the first three months of 1998 from $8.0 million in 1997. Salaries and benefits, the largest component of total operating expenses, increased $0.6 million, to $4.7 million, for the first three months of 1998 from $4.1 million in 1997. General and administration expenses increased $1.1 million, to $5.1 million, for the first three months of 1998 from $4.0 million in 1997, primarily as a result of the general expansion of the Company's business as reflected in the Company's growth in revenues.

INCOME
------

       The components of the Company's income are illustrated below:

                                             FOR THE THREE MONTHS ENDED MARCH 31

                                                   1997                 1998
                                                   ----                 ----
                                                     (thousands of dollars)

Risk management
companies                                         $ 3,332          $ 5,532

Underwriting companies                                228             (652)
                                                  -------          -------
Income before taxation                              3,560            4,880
                                                  -------          -------
Taxation                                              740              893
                                                  -------          -------

   Net income                                     $ 2,820          $ 3,987
                                                  =======          =======

Effective tax rate                                   20.8%            18.3%




     Risk management companies comprise those companies that do not retain any underwriting risk and underwriting companies comprise those companies that do retain various degrees of risk. Underwriting companies include income from risk management fees earned by them in the form of policy issuance fees. Interest income is included in revenue if the asset on which the interest is earned is included among the segment's identifiable assets. The performance of the underwriting companies during the first quarter of 1998 was affected by adverse loss development on one particular program that the Company writes covering bodily injury and property risks in the construction industry.

     Income before taxation increased $1.3 million, or 37.1%, to $4.9 million for the first three months of 1998 from $3.6 million in the corresponding period in 1997. Net income increased $1.2 million, or 41.4%, to $4.0 million for the first three months of 1998 from $2.8 million in 1997.

     Provision for income taxes increased $0.2 million, to $0.9 million, for the first three months of 1998 compared to $0.7 million in 1997, representing effective tax rates of 18.3% and 20.8%, respectively. This decrease in the effective tax rate between 1998 and 1997 was primarily due to the relative increase in profits from the Company's Bermuda subsidiaries.

     Basic earnings per share increased to $0.41 in 1998 from $0.35 in 1997. Diluted earnings per share for the three month period increased to $0.40, in 1998 from $0.34 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company held cash and marketable securities of $80.7 million compared to $71.1 million at December 31, 1997. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $77.0 million at March 31, 1998 compared to $60.2 million at December 31, 1997. Of the $80.7 million of cash and marketable securities held by the Company at March 31, 1998 (December 31, 1997 - $71.7 million), $46.7 million (December 31, 1997 - $40.9 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At March 31, 1998, Realm National's investment portfolio (at fair market value) totalled $21.0 million. The portfolio consisted primarily of U.S. Treasury, short-term cash and A-rated corporate debt securities.

     During the three month period ending March 31, 1998, the Company's operating activities generated $9.8 million of net cash, compared to generating $0.3 million of net cash during the corresponding three months of 1997. The cash generated from operating activities varies according to the timing of collections and payments of insurance and reinsurance balances.

     Total assets increased to $446.7 million at March 31, 1998 from $406.3 million at December 31, 1997, principally as a result of increased business activity. The Company had no outstanding debt as of March 31, 1998.

     On March 30, 1998, the Company paid a dividend of 0.03 per share to shareholders of record on March 23, 1998. The actual amount and timing of any future ordinary share dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement was effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company is currently reviewing the impact of this standard on its financial reporting.




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

     The total cost to the Company of the Year 2000 issue has not yet been calculated but is not anticipated to be material to its financial position or results of operations in any given period.

NOTE ON FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Reference is made to the cautionary statements contained in Exhibit 99 to the Company's Form 10-K for the year ended December 31, 1997 for a discussion of the factors that may cause actual results to differ from the results discussed in these forward-looking statements.




                        PART II - OTHER INFORMATION


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits

              Exhibit No.     Description
              -----------     -----------

                  11.         Net income per share Data


        (b)       Reports on Form 8-K

              The Company filed a report on Form 8-K dated March 16, 1998 reporting the Company's financial results for the year ended December 31, 1997.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated May 14, 1998


                              STIRLING COOKE BROWN HOLDINGS LIMITED

                              BY /s/ George W. Jones



                              George W. Jones
                              CHIEF FINANCIAL OFFICER AND DIRECTOR




                                                                      EXHIBIT 11



                   STIRLING COOKE BROWN HOLDINGS LIMITED

         STATEMENT OF COMPUTATION OF NET INCOME PER ORDINARY SHARE

  (Expressed in thousands of United States Dollars, except per share data)






                                                       As of or for the three
                                                       months ended March 31,
                                                       ----------------------

                                                          1997           1998
                                                          ----           ----


Net Income ......................................... $     2,820    $     3,987
                                                     ===========    ===========


BASIC
Number of Shares:
Weighted average number of ordinary shares
     outstanding ...................................   8,000,000      9,863,372
Weighted average treasury shares held ..............    (202,784)       (40,000)
Shares issued in June, 1997 (1) ....................     288,888              0
                                                     -----------    -----------
                                                       8,086,104      9,823,372
                                                     ===========    ===========

Net income per share ............................... $      0.35    $      0.41
                                                     -----------    -----------

DILUTED
Number of shares:
Weighted average number of ordinary shares
      outstanding .................................. $ 8,000,000    $ 9,863,372
Weighted average treasury shares held ..............    (202,784)       (40,000)
Shares issued in June, 1997 (1) ....................     288,888              0
Incremental shares of outstanding stock options ....     253,348         43,689
                                                     -----------    -----------

                                                       8,339,452      9,867,061
                                                     ===========    ===========

Net income per share assuming dilution ............. $      0.34    $      0.40
                                                     ===========    ===========


(1) In accordance with SEC Staff Accounting Bulletin 98, ordinary shares which were issued in connection with the conversion of 25 class
    "A" non-voting shares are considered outstanding for all periods presented for purposes of both basic and diluted presentations.