Form 10-Q
period 1998-06-30
STIRLING COOKE BROWN HOLDINGS LTD
filed 1998-08-13
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                     For the period ended June 30, 1998

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the Transition period from ________________ to _________________

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

                         YES |X|        NO |_|

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of June 30, 1998 was 9,863,372.



                                   INDEX

                       PART I - FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----

ITEM 1         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets at December 31,
               1997 and June 30, 1998 (Unaudited)...........................1

               Unaudited Consolidated Statements of Income
               and Comprehensive Income for the three month
               and six month periods ended June 30, 1997 and
               1998.........................................................2

               Unaudited Consolidated Statements of Changes
               in Shareholders' Equity for the three month
               and six month periods ended June 30, 1997 and
               1998.........................................................3

               Unaudited Consolidated Statements of Cash
               Flows for the six month periods ended June
               30, 1997 and 1998............................................4

               Notes to Unaudited Consolidated Financial
               Statements at June 30, 1997 and 1998.........................5

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS................6

                        PART II - OTHER INFORMATION

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K............................12

               SIGNATURES..................................................12


                                  EXHIBITS

Exhibit 11 - Computation of Net Income per Share and Net Income per Share assuming dilution



                   STIRLING COOKE BROWN HOLDINGS LIMITED

                        CONSOLIDATED BALANCE SHEETS

              December 31, 1997 and June 30, 1998 (unaudited)
 (Expressed in thousands of United States Dollars, except per share data)

                                                             1997       1998
                                                          ---------  ---------
                        ASSETS
Marketable securities, at fair value
   Debt securities (amortized cost,
     1997 - $14,882, 1998 - $12,828) .................    $  14,971  $  12,901
   Equity securities (cost, 1997 - $454,
     1998 - $2,481) ..................................          486      2,528
   Short term investments (amortized cost, 1997 -
     $5,579, 1998 - $6,972) ..........................        5,579      6,972
                                                          ---------  ---------
Total marketable securities ..........................       21,036     22,401
Cash and cash equivalents ............................       50,631     65,332
Fiduciary funds-restricted ...........................       60,224     82,182
Insurance and reinsurance balances receivable
  (affiliates, 1997 - $8,118, 1998 - $22,789) ........      213,332    248,351
Outstanding losses recoverable from reinsurers .......       24,621     36,150
Deferred acquisition costs ...........................          579      1,753
Deferred reinsurance premiums ceded ..................       12,503     18,293
Deferred tax asset ...................................        1,109      1,617
Goodwill .............................................        8,613      8,260
Other assets .........................................       10,926     13,691
Assets related to deposit liabilities ................        2,756      3,645
                                                          ---------  ---------
      Total assets ...................................    $ 406,330  $ 501,675
                                                          =========  =========

                      LIABILITIES
Outstanding losses and loss expenses .................    $  36,276  $  52,764
Unearned premiums ....................................       19,187     25,612
Deferred income ......................................        2,853      3,412
Insurance and reinsurance balances payable
  (affiliates, 1997 - $16,187, 1998 - $33,788) .......      251,713    311,157
Funds withheld .......................................        1,314      1,819
Accounts payable and accrued liabilities .............        6,170      7,951
Income taxes payable .................................        2,958      4,773
Deposit liabilities ..................................        2,756      3,645
                                                          ---------  ---------
      Total liabilities ..............................    $ 323,227  $ 411,133
                                                          ---------  ---------

                 SHAREHOLDERS' EQUITY
Share Capital
   Authorized 20,000,000 ordinary shares of
   par value $0.25 each Issued and fully
   paid 9,863,372 ordinary shares ....................        2,466      2,466
Additional paid in capital ...........................       54,167     54,167
Accumulated other comprehensive income ...............           63         79
Retained earnings ....................................       27,074     34,497
                                                          ---------  ---------
                                                             83,770     91,209
Less: 40,000 Ordinary shares in treasury at cost .....         (667)      (667)
                                                          ---------  ---------
      Total shareholders' equity .....................       83,103     90,542

      Total liabilities and shareholders' equity .....    $ 406,330  $ 501,675
                                                          =========  =========

   See accompanying notes to unaudited consolidated financial statements



                   STIRLING COOKE BROWN HOLDINGS LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          AND COMPREHENSIVE INCOME

          Three months and six months ended June 30, 1997 and 1998 (Expressed in thousands of United States Dollars, except per share data)

                                                Three Months            Six Months
                                                ended June 30         ended June 30
                                              1997       1998        1997        1998
                                           --------    --------    --------    --------
Revenues
   Risk management fees ................   $ 11,736    $ 14,065    $ 22,002    $ 26,840
   Net premiums earned .................      3,027       5,118       5,721       9,604
   Net investment income ...............      1,666       2,093       2,878       4,059
   Other income ........................        216         816         389       1,532
                                           --------    --------    --------    --------
      Total revenues ...................     16,645      22,092      30,990      42,035
                                           --------    --------    --------    --------

Expenses
   Net losses and loss expenses incurred      2,794       4,954       5,170       9,721
   Acquisition costs ...................        361         794         721       1,360
   Depreciation and amortization of
    capital assets .....................        319         370         602         721
   Amortization of goodwill ............        184         176         360         353
   Salaries and benefits ...............      4,811       6,047       8,869      10,712
   Other operating expenses ............      4,350       4,684       7,882       9,221
                                           --------    --------    --------    --------

      Total expenses ...................     12,819      17,025      23,604      32,088
                                           --------    --------    --------    --------

Income before taxation .................      3,826       5,067       7,386       9,947
Taxation ...............................        654       1,042       1,394       1,935
                                           --------    --------    --------    --------

Net income .............................   $  3,172    $  4,025    $  5,992    $  8,012
                                           --------    --------    --------    --------

Other comprehensive income (loss),
  net of tax:

   Unrealized holding gains arising
     during the year ...................        346          16         156          48
   Less: reclassification adjustments
   for realized gains
   included in net income...............       (149)        (32)       (261)        (32)
                                           --------    --------    --------    --------

   Other comprehensive income (loss) ...        197         (16)       (105)         16

   Comprehensive income ................      3,369       4,009       5,887       8,028
                                           ========    ========    ========    ========

Net income per share ...................   $   0.40    $   0.41    $   0.75    $   0.82
                                           ========    ========    ========    ========

Net income per share
assuming dilution ......................   $   0.39    $   0.41    $   0.72    $   0.81
                                           ========    ========    ========    ========

Dividends per share ....................   $   0.00    $   0.03    $   0.00    $   0.06
                                           ========    ========    ========    ========

   See accompanying notes to unaudited consolidated financial statements



                   STIRLING COOKE BROWN HOLDINGS LIMITED

    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

          Three months and six months ended June 30, 1997 and 1998 (Expressed in thousands of United States Dollars, except per share data)

                                            Three months            Six months
                                           ended June 30           ended June 30
                                          1997        1998        1997        1998
                                        --------    --------    --------    --------
Ordinary shares of par value $0.25
  each
   Balance at beginning of period ...   $  1,500    $  2,466    $  1,500    $  2,466
   Options exercised ................        150        --           150        --
   Cancellation of ordinary shares
     in treasury ....................       (100)       --          (100)       --
                                        --------    --------    --------    --------
   Balance at end of period .........   $  1,550    $  2,466    $  1,550    $  2,466
                                        --------    --------    --------    --------

Additional paid in capital
   Balance at beginning of period ...   $ 12,319    $ 54,167    $ 12,319    $ 54,167
   Proceeds from exercise of options
     in excess of par ...............      1,475        --         1,475        --
   Issuance of shares ...............        (72)       --           (72)       --
                                        --------    --------    --------    --------
   Balance at end of period .........   $ 13,722    $ 54,167    $ 13,722    $ 54,167
                                        --------    --------    --------    --------

Notes receivable
   Balance at beginning of period ...   $   --      $   --      $   --      $   --
   Receivable on exercise
     of options .....................     (1,625)       --        (1,625)       --
                                        --------    --------    --------    --------
   Balance at end of period .........   $ (1,625)   $   --      $ (1,625)   $   --
                                        --------    --------    --------    --------

Accumulated other comprehensive
  income
   Balance at beginning of period ...   $   (155)   $     95    $    147    $     63
   Change in unrealized gain (loss)
     on marketable securities .......        197         (16)       (105)         16
                                        --------    --------    --------    --------
   Balance at end of period .........   $     42    $     79    $     42    $     79
                                        --------    --------    --------    --------

Retained earnings
   Balance at beginning of period ...   $ 18,793    $ 30,765    $ 15,973    $ 27,074
   Net income .......................      3,172       4,025       5,992       8,012
   Dividends ........................       --          (293)       --          (589)
   Cancellation of ordinary shares
     in treasury ....................     (1,588)       --        (1,588)       --
                                        --------    --------    --------    --------
   Balance at end of period .........   $ 20,377    $ 34,497    $ 20,377    $ 34,497
                                        --------    --------    --------    --------

Treasury stock
   Balance at beginning of period ...   $   (938)   $   (667)   $   (938)   $   (667)
   Purchase of ordinary shares in
     treasury .......................       (812)       --          (812)       --
   Sale of ordinary shares from
     treasury .......................         61        --            61        --
   Cancellation of ordinary shares
     in treasury ....................      1,689        --         1,689        --
                                        --------    --------    --------    --------
   Balance at end of period .........   $   --      $   (667)   $   --      $   (667)
                                        --------    --------    --------    --------
   Total shareholders' equity .......   $ 34,066    $ 90,542    $ 34,066    $ 90,542
                                        ========    ========    ========    ========


Dividends per share were $0 and $0.03 for the three months ended June 30, 1997 and 1998, respectively, and $0 and $0.06 for the six months ended June 30, 1997 and 1998 respectively.

   See accompanying notes to unaudited consolidated financial statements.



                   STIRLING COOKE BROWN HOLDINGS LIMITED
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months ended June 30, 1997 and 1998
             (Expressed in thousands of United States Dollars)

                                                           1997        1998
                                                        ---------    --------
Operating activities
Net income ..........................................   $   5,992    $  8,012
Adjustments to reconcile net income to
   net cash (used) provided by operating activities:
     Depreciation and amortization of capital assets          602         721
     Amortization of goodwill .......................         360         353
     Amortization of marketable securities ..........          51          54
     Net realized gains on sale of marketable
       securities ...................................        (420)        (32)
     Equity in income of affiliates .................        (349)     (1,448)
Changes in non cash operating assets and liabilities:
     Fiduciary funds ................................      (9,623)    (21,957)
     Insurance and reinsurance balances
      receivable ....................................    (104,275)    (35,018)
     Outstanding losses recoverable from
       reinsurers ...................................      (2,576)    (11,529)
     Deferred acquisition costs .....................        (122)     (1,174)
     Deferred reinsurance premiums ceded ............         (30)     (5,790)
     Other assets ...................................      (1,230)     (1,699)
     Deferred tax asset .............................          (7)       (490)
     Assets related to deposit liabilities ..........        (830)       (889)
     Outstanding losses and loss expenses ...........       6,080      16,487
     Unearned premiums ..............................         (60)      6,426
     Insurance and reinsurance balances payable .....     102,304      59,443
     Funds withheld .................................        (831)        539
     Accounts payable and accrued liabilities .......        (456)      1,746
     Income taxes payable ...........................       1,316       1,815
     Deferred income ................................         526         559
     Deposit liabilities ............................         830         889
                                                        ---------    --------
         Net cash (used) provided by operating
          activities ................................      (2,748)     17,018
                                                        ---------    --------
Investing activities
     Purchase of capital assets .....................        (831)     (1,168)
     Sale of capital assets .........................          39          48
     Purchase of debt securities ....................        --        (7,000)
     Purchase of equity securities ..................      (3,976)     (2,276)
     Purchase of short-term investments, net ........      (3,976)     (1,393)
     Proceeds on sale of debt securities ............       2,130       9,000
     Proceeds on sale of equity securities ..........       7,087         281
     Purchase of subsidiaries, net of cash
       acquired .....................................      (1,197)       --
     Dividends received from affiliates .............         281         780
                                                        ---------    --------
         Cash used by investing activities ..........        (443)     (1,728)
                                                        ---------    --------
Financing activities
     Dividends ......................................        --          (589)
     Purchase of ordinary shares in treasury ........        (812)       --
     Sales of ordinary shares in treasury ...........          61        --
                                                        ---------    --------
         Cash used by investing activities ..........        (751)       (589)
                                                        ---------    --------

(Decrease) increase in cash and cash
  equivalents .......................................      (3,942)     14,701
Cash and cash equivalents at beginning of
  period ............................................      15,602      50,631
                                                        ---------    --------
Cash and cash equivalents at end of period ..........   $  11,660    $ 65,332
                                                        =========    ========

Supplemental disclosure of cash flow information
     Cash paid during the period for income
      taxes .........................................   $     867    $    598
                                                        =========    ========

   See accompanying notes to unaudited consolidated financial statements



                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           June 30, 1997 and 1998
    (Expressed in thousands of United States Dollars, except share data)





1.       INTERIM ACCOUNTING POLICY

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 1997 and June 30, 1998, the results of operations for the three months and six months ended June 30, 1997 and 1998 and the cash flows for the six months ended June 30, 1997 and 1998. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's financial statements for the full year. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of what operating results may be for the full year.


2.       COMPREHENSIVE INCOME

During  the six  months  ended  June 30,  1998,  the  Company  adopted  the
reporting  and   disclosure   requirements   of  SFAS  No.  130  "Reporting
Comprehensive Income".


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of Stirling Cooke Brown Holdings Limited's (the "Company") results of operations for the three months and six months ended June 30, 1997 and 1998 and financial condition as of June 30, 1998. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

GENERAL

The Company was incorporated in Bermuda on December 12, 1995. The Company is a holding company engaged, through its subsidiaries, in providing insurance services primarily in the United States, Bermuda and Europe. The Company's activities include insurance and reinsurance brokering, underwriting management, risk management, claims control, loss and safety prevention, third party administration and managed care services. The Company also owns a United States domiciled insurance company Realm National Insurance Company ("Realm National") which, together with the Company's Bermuda based reinsurance company Comp Indemnity Reinsurance Company Limited ("CIRCL"), writes insurance and reinsurance business. Realm National also earns policy issuance fees. The Company specializes in the North American occupational accident and workers' compensation alternative risk transfer markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998.

The results of operations for the three months and six months ended June 30, 1998 reflect a continuation of growth in revenues and net income resulting from the increased business activity of the Company.

REVENUES
--------

The components of the Company's revenues are illustrated below:

                              For the Three Months                  For the Six months
                                  Ended June 30                        Ended June 30
                              1997             1998                1997              1998
                        ---------------   ---------------     ---------------   ---------------
                         (dollars in thousands)                   (dollars in thousands)
                                  % of              % of                % of              % of
                         Total    Total    Total    Total      Total    Total    Total    Total
                        -------   -----   -------   -----     -------   -----   -------   -----
Risk management fees    $11,736    70.5%  $14,065    63.7%    $22,002    71.0%  $26,840    63.9%

Net premiums earned       3,027    18.2     5,118    23.1       5,721    18.5     9,604    22.8

Net investment income     1,666    10.0     2,093     9.5       2,878     9.3     4,059     9.7

Other income revenues       216     1.3       816     3.7         389     1.2     1,532     3.6
                        -------   -----   -------   -----     -------   -----   -------   -----
     Total revenues     $16,645   100.0%  $22,092   100.0%    $30,990   100.0%  $42,035   100.0%
                        =======   =====   =======   =====     =======   =====   =======   =====


For the second quarter of 1998, total revenues increased $5.5 million or 32.7%, to $22.1 million from $16.6 million in the second quarter of 1997. For the first six months of 1998, total revenues increased $11.0 million, or 35.6%, to $42.0 million from $31.0 million in the first six months of 1997.

Risk management fees increased $2.3 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $4.8 million in the first six months of 1998 as compared to the first six months of 1997. These increases are primarily due to increased business volume and are analysed in more detail below. Net premiums earned increased $2.1 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $3.9 million in the first six months of 1998 as compared to the first six months of 1997. These increases are a result of increased premium being written by Realm National for the Company which results not only in increases in net premiums earned but is also partially responsible for the increase in risk management fees in the form of policy issuance fees. Net investment income increased $0.4 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $1.2 million in the first six months of 1998 as compared to the first six months of 1997. These increases reflect an increase in the Company's average balances of cash, including cash held in fiduciary accounts. The increased cash balances reflect the growth in the Company's business activities together with the cash held following completion of the Company's initial public offering in December, 1997. Other income consists primarily of the Company's equity share in the net income of affiliates which has increased $0.6 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $1.1 million in the first six months of 1998 as compared to the first six months of 1997.

The components of the Company's risk management fees are illustrated below:


                                            For the Three Months                     For the Six months
                                                Ended June 30                           Ended June 30
                                            1997             1998                1997                1998
                                      ---------------    ---------------     ---------------     ---------------
                                            (dollars in thousands)                   (dollars in thousands)
                                                % of               % of                 % of               % of
                                       Total    Total     Total    Total       Total    Total     Total    Total
                                      -------   -----    -------   -----      -------   -----    -------   -----
Brokerage fees and commissions        $ 6,528    55.6%   $ 6,851    48.7%     $11,852    53.9%   $12,917    48.1%

Managing general agency fees            2,647    22.6      3,515    25.0        5,155    23.4      7,230    26.9

Underwriting management fees              970     8.3        973     6.9        1,930     8.8      1,892     7.1

Program and captive management fees       717     6.1        953     6.8        1,314     6.0      1,828     6.8

Loss control and audit fees               663     5.6      1,156     8.2        1,326     6.0      1,970     7.3

Policy issuance fees                      211     1.8        617     4.4          425     1.9      1,003     3.8
                                      -------   -----    -------   -----      -------   -----    -------   -----
   Total risk management fees         $11,736   100.0%   $14,065   100.0%     $22,002   100.0%   $26,840   100.0%
                                      =======   =====    =======   =====      =======   =====    =======   =====



For the second quarter of 1998, risk management fees increased $2.3 million or 19.8% to $14.1 million from $11.7 million in the second quarter of 1997. For the first six months of 1998, risk management fees increased $4.8 million or 22.0%, to $26.8 million from $22.0 million in the first six months of 1997.

Managing general agency fees had the most significant impact on the growth of risk management fees and increased $0.9 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $2.1 million in the first six months of 1998 as compared to the first six months of 1997. These increases are primarily as a result of the Company's continued expansion of its managing general agency operations in Florida and Texas. Brokerage fees and commissions increased $0.3 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $1.1 million in the first six months of 1998 as compared to the first six months of 1997. These increases are largely the result of increased insurance and reinsurance brokerage activities from the Company's U.K.-based brokerage operations. Program and captive management fees increased $0.2 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $0.5 million in the first six months of 1998 as compared to the first six months of 1997. These increases being due to increased business volume. Fees for loss control and audit services increased $0.5 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $0.6 million in the first six months of 1998 as compared to the first six months of 1997. The Company's policy issuance fees increased $0.4 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $0.6 million in the first six months of 1998 as compared to the first six months of 1997. These increases are due to the increased business written by Realm National.

EXPENSES
--------

The components of the Company's expenses are illustrated below:

                                          For the Three        For the Six
                                              Months             Months
                                          Ended June 30       Ended June 30
                                          1997     1998       1997      1998
                                        -------   -------   -------   -------
                                          (thousands of       (thousands of
                                             dollars)            dollars)

Net losses and loss expenses incurred   $ 2,794   $ 4,954   $ 5,170   $ 9,721
Insurance premium acquisition costs         361       794       721     1,360
                                        -------   -------   -------   -------
   Total insurance costs                  3,155     5,748     5,891    11,081
                                        -------   -------   -------   -------
Salaries and benefits                     4,811     6,047     8,869    10,712
General and administration expenses       4,853     5,230     8,844    10,295
                                        -------   -------   -------   -------
   Total operating expenses               9,664    11,277    17,713    21,007
                                        -------   -------   -------   -------
          Total expenses                $12,819   $17,025   $23,604   $32,088
                                        =======   =======   =======   =======

For the second quarter of 1998, total expenses increased $4.2 million or 32.8%, to $17.0 million from $12.8 million in the second quarter of 1997. For the first six months of 1998, total expenses increased $8.5 million or 35.9% to $32.1 million from $23.6 million in the first six months of 1997.

Total insurance costs, which includes net losses and loss expenses incurred and insurance premium acquisition costs, increased $2.6 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $5.2 million in the first six months of 1998 as compared to the first six months of 1997. These increases are primarily as a result of the corresponding increase in net premiums earned during the respective periods. In addition, the Company incurred loss development on one particular program that covers bodily injury and property risks in the construction industry. Although the majority of this loss development was incurred during the first quarter of 1998, there was some additional development during the second quarter of 1998. Total operating expenses increased $1.6 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $3.3 million in the first six months of 1998 as compared to the first six months of 1997. Salaries and benefits, the largest component of total operating expenses, increased $1.2 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $1.8 million in the first six months of 1998 as compared to the first six months of 1997. Similarly, general and administration expenses increased $0.4 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $1.5 million in the first six months of 1998 as compared to the first six months of 1997. The increases in salaries and benefits and the increases in general and administration expenses were all due to the general expansion of the Company's business as reflected in the Company's growth in revenues.


Income

The components of the Company's income are illustrated below:

                                For the Three            For the Six
                                   Months                  Months
                                Ended June 30           Ended June 30
                              1997        1998         1997        1998
                            --------    --------     --------    --------
                                (thousands of            (thousands of
                                   dollars)                dollars)

Risk management companies   $  3,627    $  5,304     $  6,959    $ 10,836

Underwriting companies           199        (237)         427        (889)
                            --------    --------     --------    --------
   Income before taxation      3,826       5,067        7,386       9,947
                            --------    --------     --------    --------
Taxation                         654       1,042        1,394       1,935

   Net income               $  3,172    $  4,025     $  5,992    $  8,012
                            --------    --------     --------    --------
Effective tax rate              17.1%       20.6%        18.9%       19.5%


Risk management companies comprise those companies that do not retain any underwriting risk and underwriting companies comprise those companies that do retain various degrees of underwriting risk. Underwriting companies include income from risk management fees earned by them in the form of policy issuance fees. Interest income is included in each segment's income if the asset on which the interest is earned is included among the segment's identifiable assets. The performance of the underwriting companies during the first and second quarter of 1998, was affected by adverse loss development on one particular program that the Company writes covering bodily injury and property risks in the construction industry.

For the second quarter of 1998, income before taxation increased $1.3 million or 32.4%, to $5.1 million from $3.8 million in the second quarter of 1997 whilst net income increased $0.8 million or 26.9% in the second quarter of 1998 to $4.0 million from $3.2 million in the second quarter of 1997.

For the first six months of 1998, income before taxation increased $2.6 million or 34.7%, to $10.0 million from $7.4 million in the second quarter 1997 whilst net income increased $2.0 million or 33.7% in the first six months of 1998 to $8.0 million from $6.0 million in the first six months of 1997.

The Company's provision for taxation increased $0.4 million in the second quarter of 1998 as compared to the corresponding period in 1997 and increased $0.5 million in the first six months of 1998 as compared to the first six months of 1997. The increase in effective tax rates for the second quarter of 1998 compared to 1997 and the first six months of 1998 as compared to 1997 are primarily due to the relative increase in profits from the Company's U.S. and U.K. subsidiaries.

Liquidity and Capital Resources

At June 30, 1998, the Company held cash and marketable securities of $87.7 million compared to $71.7 million at December 31, 1997. In addition, the
Company held cash in fiduciary accounts relating to insurance client premiums amounting to $82.2 million at June 30, 1998 compared to $60.2 million at December 31, 1997. Of the $87.7 million of cash and marketable securities held by the Company at June 30, 1998 (December 31, 1997 - $71.7 million), $50.7 million (December 31, 1997 - $40.9 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At June 30, 1998, the Company's investment portfolio (at fair market value) totalled $22.4 million. The portfolio consisted primarily of U.S. Treasury, short-term cash, equity securities, and A-rated corporate debt securities.

During the six month period ending June 30, 1998, the Company's operating activities generated $17.0 million of net cash, compared to using $2.7 million of net cash during the corresponding six months of 1997. The cash generated from (used by) operating activities varies according to the timing of collections and payments of insurance and reinsurance balances.

Total assets increased to $501.7 million at June 30, 1998 from $406.3 million at December 31, 1997, principally as a result of increased business activity. The Company had no outstanding debt as of June 30, 1998.

On June 9, 1998, the Company paid a second quarter dividend of $0.03 per share to shareholders of record on May 26, 1998 making the total dividends for the year to date $0.06 per share. The actual amount and timing of any future ordinary share dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently reviewing the impact of this standard on its financial reporting.

Year 2000

The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is currently implementing its plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

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

The Company has begun formal communications with its significant vendors and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's operating results.

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

                        PART II - OTHER INFORMATION


Item 6      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

            Exhibit No.       Description
            -----------       -----------
                11.           Net income per share Data

      (b)    Reports on Form 8-K

            The Company filed a report on Form 8-K dated May 14, 1998 reporting the Company's financial results for the three months ended March 31, 1998.

            The Company filed a report on Form 8-K dated August 10, 1998 reporting the Company's financial results for the three months ended June 30, 1998.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 1998


                              STIRLING COOKE BROWN HOLDINGS LIMITED

                              BY /s/ George W. Jones
                                 ----------------------------------

                              George W. Jones
                              CHIEF FINANCIAL OFFICER AND DIRECTOR