Form 10-Q
period 1998-09-30
STIRLING COOKE BROWN HOLDINGS LTD
filed 1998-11-13
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the period ended September 30, 1998

                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

                       YES [X]                 NO [ ]

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of September 30, 1998 was 9,863,372.

                                   INDEX

                       PART I - FINANCIAL INFORMATION


                                                                         PAGE
                                                                         ----

ITEM 1    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at December 31, 1997 and
          September 30, 1998 (Unaudited)..............................    1

          Unaudited Consolidated Statements of Income and
          Comprehensive Income for the three month and nine month
          periods ended September 30, 1997 and 1998...................    2

          Unaudited Consolidated Statements of Changes in
          Shareholders' Equity for the three month and nine month
          periods ended September 30, 1997 and 1998...................    3

          Unaudited Consolidated Statements of  Cash Flows for the
          nine month periods ended September 30, 1997 and 1998........    4

          Notes to Unaudited Consolidated Financial Statements at
          September 30, 1997 and 1998.................................    5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.........................    6

                        PART II - OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K............................   12

          SIGNATURES..................................................   13


                                  EXHIBITS

Exhibit 11 - Statement of Computation of Net Income Per Ordinary
               Share..................................................   14

                   STIRLING COOKE BROWN HOLDINGS LIMITED

                        CONSOLIDATED BALANCE SHEETS

            DECEMBER 31, 1997 AND SEPTEMBER 30, 1998 (UNAUDITED)
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                           1997       1998
                                                                         --------   ---------
                             ASSETS
                             ------
Marketable securities, at fair value
    Debt securities (amortized cost, 1997 - $14,882, 1998 -
      $15,729)...................................................         $ 14,971   $ 15,958
    Equity securities (cost, 1997 - $454, 1998 - $2,382).........              486      2,124
    Short term investments (amortized cost, 1997 - $5,579, 1998
      - $8,352)..................................................            5,579      8,352
                                                                          --------   --------
Total marketable securities......................................           21,036     26,434
Cash and cash equivalents........................................           50,631     69,742
Fiduciary funds-restricted.......................................           60,224     76,933
Insurance and reinsurance balances receivable (affiliates, 1997
  - $8,118, 1998 - $16,940)......................................          213,332    246,048
Outstanding losses recoverable from reinsurers...................           24,621     38,121
Deferred acquisition costs.......................................              579      1,724
Deferred reinsurance premiums ceded..............................           12,503     18,351
Deferred tax asset...............................................            1,109      1,872
Goodwill.........................................................            8,613      8,957
Other assets.....................................................           10,926     15,075
Assets related to deposit liabilities............................            2,756      2,975
                                                                          --------   --------
        Total assets.............................................         $406,330  $ 506,232
                                                                          ========  =========

                           LIABILITIES
                           -----------
Outstanding losses and loss expenses.............................         $ 36,276  $  54,481
Unearned premiums................................................           19,187     24,665
Deferred income..................................................            2,853      4,373
Insurance and reinsurance balances payable (affiliates, 1997 -
  $16,187, 1998 - $21,402).......................................          251,713    311,619
Funds withheld...................................................            1,314      1,325
Accounts payable and accrued liabilities.........................            6,170      9,834
Income taxes payable.............................................            2,958      2,704
Deposit liabilities..............................................            2,756      2,975
                                                                          --------   --------
        Total liabilities........................................         $323,227   $411,976
                                                                          ========  =========

                      SHAREHOLDERS' EQUITY
                      --------------------
Share Capital
    Authorized 20,000,000 ordinary shares of par value $0.25 each
    Issued and fully paid 9,863,372 ordinary shares..............            2,466      2,466
Additional paid in capital.......................................           54,167     54,167
Accumulated other comprehensive income...........................               63        (41)
Retained earnings................................................           27,074     38,331
                                                                          --------   --------
                                                                            83,770     94,923
Less: 40,000 ordinary shares in treasury at cost.................             (667)      (667)
                                                                          --------   --------
        Total shareholders' equity...............................           83,103     94,256

        Total liabilities and shareholders' equity...............         $406,330   $506,232
                                                                          ========  =========

            See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          AND COMPREHENSIVE INCOME

       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                  Three Months ended       Nine Months ended
                                                     September 30            September 30
                                                    1997       1998          1997     1998
                                                  --------   -------       -------  -------
Revenues
    Risk management fees...................       $ 11,712   $14,112       $33,714  $40,952
    Net premiums earned....................          3,390     3,334         9,111   12,938
    Net investment income..................          1,440     2,314         4,318    6,373
    Other income...........................            477       947           866    2,479
                                                  --------   -------       -------  -------

        Total revenues.....................         17,019    20,707        48,009   62,742
                                                  --------   -------       -------  -------

Expenses
    Net losses and loss expenses incurred..          3,258     3,616         8,428   13,337
    Acquisition costs......................            286       267         1,007    1,627
    Depreciation and amortization of
      capital assets.......................            311       430           913    1,151
    Amortization of goodwill...............            184       188           544      541
    Salaries and benefits..................          4,416     5,927        13,285   16,639
    Other operating expenses...............          4,298     5,133        12,180   14,354
                                                  --------   -------       -------  -------

        Total expenses.....................         12,753    15,561        36,357   47,649
                                                  --------   -------       -------  -------

Income before taxation.....................          4,266     5,146        11,652   15,093
Taxation...................................            676     1,017         2,070    2,952
                                                  --------   -------       -------  -------

Net income.................................       $  3,590  $ 4,129       $ 9,582  $12,141
                                                  --------   -------       -------  -------

Other comprehensive income (loss), net of tax:

    Unrealized holding gains (losses) arising
      during the Year.......................            36      (104)          192      (56)
    Less: reclassification adjustments for
    realized (gains) losses included in net
    income.................................              6       (16)         (255)     (48)
                                                  --------   -------       -------  -------

    Other comprehensive income (loss)......             42      (120)          (63)    (104)

    Comprehensive income...................          3,632     4,009         9,519   12,037
                                                  ========   =======       =======  =======

Net income per share.......................       $   0.42   $  0.42       $  1.17  $  1.24
                                                  ========   =======       =======  =======

Net income per share
assuming dilution..........................       $   0.42   $  0.42       $  1.15  $  1.23
                                                  ========   =======       =======  =======

Dividends per share........................       $   0.00   $  0.03       $  0.00  $  0.09
                                                  ========   =======       =======  =======

          See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30           SEPTEMBER 30
                                                      1997     1998           1997     1998
                                                    ---------  --------     --------  ---------
ORDINARY SHARES OF PAR VALUE $0.25 EACH
    Balance at beginning of period..........        $   1,550  $  2,466     $  1,500  $   2,466
    Options exercised.......................                -         -          150          -
    Cancellation of ordinary shares in
      treasury..............................                -         -         (100)         -
                                                    ---------  --------     --------  ---------
    Balance at end of period................        $   1,550  $  2,466     $  1,550  $   2,466
                                                    ---------  --------     --------  ---------

ADDITIONAL PAID IN CAPITAL
    Balance at beginning of period..........        $  13,722  $ 54,167     $ 12,319  $  54,167
    Proceeds from exercise of options in
      excess of par.........................                -         -        1,475          -
    Issuance of shares......................                -         -          (72)         -
                                                    ---------  --------     --------  ---------
    Balance at end of period................        $  13,722  $ 54,167     $ 13,722  $  54,167
                                                    ---------  --------     --------  ---------

NOTES RECEIVABLE
    Balance at beginning of period..........        $  (1,625) $      -     $      -  $       -
    Receivable on exercise of options.......                -         -       (1,625)         -
                                                    ---------  --------     --------  ---------
    Balance at end of period................        $  (1,625) $      -     $ (1,625) $       -
                                                    ---------  --------     --------  ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    Balance at beginning of period..........        $      42  $     79     $    147  $      63
    Change in unrealized gain (loss) on
      marketable securities.................               42      (120)         (63)      (104)
                                                    ---------  --------     --------  ---------
    Balance at end of period................        $      84  $    (41)    $     84  $     (41)
                                                    ---------  --------     --------  ---------

RETAINED EARNINGS
    Balance at beginning of period..........        $  20,377  $ 34,497     $ 15,973  $  27,074
    Net income..............................            3,590     4,129        9,582     12,141
    Dividends...............................                -      (295)           -       (884)
    Cancellation of ordinary shares in                      -         -       (1,588)        -
      treasury..............................
                                                    ---------  --------     --------  ---------
    Balance at end of period................        $  23,967  $ 38,331     $ 23,967  $  38,331
                                                    ---------  --------     --------  ---------

TREASURY STOCK
    Balance at beginning of period..........        $       -  $   (667)    $   (938) $    (667)
    Purchase of ordinary shares in treasury.                -          -        (812)         -
    Sale of ordinary shares from treasury...                -          -          61          -
    Cancellation of ordinary shares in
      treasury..............................                -          -       1,689          -
                                                    ---------  --------     --------  ---------
    Balance at end of period................        $       -  $   (667)    $      -  $    (667)
                                                    ---------  --------     --------  ---------
    Total shareholders' equity..............        $  37,698  $ 94,256     $ 37,698  $  94,256
                                                    =========  ========     ========  =========

Dividends per share were $0 and $0.03 for the three months ended  September
30, 1997 and 1998, respectively, and $0 and $0.09 for the nine months ended
September 30, 1997 and 1998 respectively.

   See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                      1997                    1998
                                                                ---------------         ----------------
OPERATING ACTIVITIES
Net income                                                           $    9,582              $    12,141
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization of capital assets.........               913                    1,151
     Amortization of goodwill................................               544                      541
     Amortization of marketable securities...................               140                       63
     Net realized gains on sale of marketable securities.....              (411)                     (48)
     Equity in income of affiliates..........................              (808)                  (2,209)
     Profit on disposal of capital assets....................                (4)                     (36)
Changes in non cash operating assets and liabilities:
     Fiduciary funds.........................................            (6,133)                 (16,709)
     Insurance and reinsurance balances receivables..........          (172,439)                 (32,716)
     Outstanding losses recoverable from reinsurers..........            (4,024)                 (13,500)
     Deferred acquisition costs..............................              (215)                  (1,145)
     Deferred reinsurance premiums ceded.....................            (1,921)                  (5,847)
     Other assets............................................            (2,732)                  (2,326)
     Deferred tax asset......................................              (859)                    (712)
     Assets related to deposit liabilities...................               466                     (219)
     Outstanding losses and loss expenses....................             8,044                   18,204
     Unearned premiums.......................................             3,296                    5,478
     Insurance and reinsurance balances payable..............           173,828                   59,905
     Funds withheld..........................................              (546)                      11
     Accounts payable and accrued liabilities................              (122)                   3,664
     Income taxes payable....................................               373                     (254)
     Deferred income.........................................               333                    1,520
     Deposit liabilities.....................................              (466)                     219
                                                                ---------------         ----------------
         Net cash provided by operating activities...........             6,839                   27,176
                                                                ---------------         ----------------
INVESTING ACTIVITIES
     Purchase of capital assets..............................            (1,250)                  (2,178)
     Sale of capital assets..................................               132                       84
     Purchase of debt securities.............................              (238)                 (10,540)
     Purchase of equity securities...........................            (3,977)                  (2,467)
     Purchase of short-term investments, net.................            (3,932)                  (2,773)
     Proceeds on sale of debt securities.....................             2,091                    9,625
     Proceeds on sale of equity securities...................             7,087                      587
     Purchase of subsidiaries, net of cash acquired..........            (1,197)                    (884)
     Investments in affiliates...............................              (109)                       -
     Dividends received from affiliates......................               281                    1,365
                                                                ---------------         ----------------
         Cash used by investing activities...................            (1,112)                  (7,181)
                                                                ---------------         ----------------
FINANCING ACTIVITIES
     Dividends...............................................                 -                     (884)
     Purchase of ordinary shares in treasury.................              (812)                       -
     Sales of ordinary shares in treasury....................                61                        -
                                                                ---------------         ----------------
         Cash used by investing activities...................              (751)                    (884)
                                                                ---------------         ----------------

Increase in cash and cash equivalents........................             4,976                   19,111
Cash and cash equivalents at beginning of period.............            15,602                   50,631
                                                                ---------------         ----------------
Cash and cash equivalents at end of period...................        $   20,578              $    69,742
                                                                ===============         ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for income taxes...............     $      940              $     2,836
                                                                ===============         ================

              See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997 AND 1998
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)





1.       INTERIM ACCOUNTING POLICY

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 1997 and September 30, 1998, the results of operations for the three months and nine months ended September 30, 1997 and 1998 and the cash flows for the nine months ended September 30, 1997 and 1998. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of what operating results may be for the full year.


2.       COMPREHENSIVE INCOME

During the nine months ended  September 30, 1998,  the Company  adopted the
reporting  and   disclosure   requirements   of  SFAS  No.  130  "Reporting
Comprehensive Income".

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of Stirling Cooke Brown Holdings Limited's (the "Company") results of operations for the three months and nine months ended September 30, 1997 and 1998 and financial condition as of September 30, 1998. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

GENERAL

The Company was incorporated in Bermuda on December 12, 1995. The Company is a holding company engaged, through its subsidiaries, in providing insurance services primarily in the United States, Bermuda and Europe. The Company's activities include insurance and reinsurance brokering, underwriting management, risk management, claims control, loss and safety prevention, third party administration and managed care services. The Company also owns a United States domiciled insurance company Realm National Insurance Company Limited ("Realm National") which, together with the Company's Bermuda based reinsurance company Comp Indemnity Reinsurance Company Limited ("CIRCL"), writes insurance and reinsurance business. Realm National also earns policy issuance fees. The Company specializes in the North American occupational accident and workers' compensation alternative risk transfer markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1998.

The results of operations for the three months and nine months ended September 30, 1998 reflect a continuation of growth in revenues and net income resulting from the increased business activity of the Company.

REVENUES
--------

The components of the Company's revenues are illustrated below:

                           FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30                       ENDED SEPTEMBER 30
                            1997            1998                   1997             1998
                            ----            ----                   ----             ----
                          (dollars in thousands)                   (dollars in thousands)
                                 % of              % of                 % of                % of
                        Total    Total    Total    Total        Total   Total   Total       Total
                        -----    -----    -----    -----        -----   -----   -----       -----
Risk management fees  $11,712    68.8%   $14,112   68.1%      $33,714   70.2%   $40,952     65.3%

Net premiums earned     3,390    19.9      3,334   16.1         9,111   19.0     12,938     20.6

Net investment income   1,440     8.5      2,314   11.2         4,318    9.0      6,373     10.1

Other income              477     2.8        947    4.6           866    1.8      2,479      4.0
                      -------   -----    -------   ----       -------   ----    -------     ----
   Total revenues     $17,019   100.0%   $20,707  100.0%      $48,009  100.0%   $62,742    100.0%
                      =======   ======   =======  ======      =======  ======   =======    ======


For the third quarter of 1998, total revenues increased $3.7 million, or 21.7%, to $20.7 million from $17.0 million in the third quarter of 1997. For the first nine months of 1998, total revenues increased $14.7 million, or 30.7%, to $62.7 million from $48.0 million in the first nine months of 1997.

Risk management fees increased $2.4 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $7.2 million in the first nine months of 1998 as compared to the first nine months of 1997. These increases are primarily due to increased business volume and are analyzed in more detail below. Net premiums earned decreased $0.1 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $3.8 million in the first nine months of 1998 as compared to the first nine months of 1997. The decrease in net premiums earned during the third quarter of 1998 as compared to 1997 was due to a decrease in net premiums earned by the Company's Bermuda based reinsurance company. The year to date increase is a result of increased premium being written by Realm National for the Company. Net investment income increased $0.9 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $2.1 million in the first nine months of 1998 as compared to the first nine months of 1997. These increases reflect an increase in the Company's average balances of cash, including cash held in fiduciary accounts. The increased cash balances reflect the growth in the Company's business activities together with the cash held following completion of the Company's initial public offering in December, 1997. Other income consists primarily of the Company's equity share in the net income of affiliates which has increased $0.3 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $1.4 million in the first nine months of 1998 as compared to the first nine months of 1997.

The components of the Company's risk management fees are illustrated below:

                                FOR THE THREE MONTHS                        FOR THE NINE MONTHS
                                 ENDED SEPTEMBER 30                         ENDED SEPTEMBER 30
                                 1997            1998                     1997             1998
                                 ----            ----                     ----             ----
                               (dollars in thousands)                     (dollars in thousands)
                                      % of              % of                   % of             % of
                             Total    Total    Total    Total          Total   Total   Total    Total
                             -----    -----    -----    -----          -----   -----   -----    -----
Brokerage fees and
commissions                 $5,932    50.6%   $7,122    50.5%      $17,785   52.8%   $20,039    48.9%

Managing general
agency fees                  3,052    26.1     3,641    25.8         8,207   24.3     10,871    26.5

Underwriting
management fees              1,107     9.5       636     4.5         3,037    9.0      2,528     6.2

Program and captive
management fees                786     6.7     1,073     7.6         2,099    6.2      2,901     7.1

Loss control and
audit fees                     674     5.7     1,212     8.6         2,000    5.9      3,182     7.8

Policy issuance fees           161     1.4       428     3.0           586    1.8      1,431     3.5
                           -------   ------  -------   ------      -------  ------   -------   ------

   Total risk
     management fees       $11,712   100.0%  $14,112   100.0%      $33,714  100.0%   $40,952   100.0%
                           =======   ======  =======   ======      =======  ======   =======   ======

For the third quarter of 1998, risk management fees increased $2.4 million, or 20.5%, to $14.1 million from $11.7 million in the third quarter of 1997. For the first nine months of 1998, risk management fees increased $7.2 million, or 21.5%, to $41.0 million from $33.7 million in the first nine months of 1997.

Brokerage fees and commissions increased $1.2 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $2.3 million in the first nine months of 1998 as compared to the first nine months of 1997. These increases are largely the result of increased insurance and reinsurance brokerage activities from the Company's U.K.-based brokerage operations. Managing general agency fees increased $0.6 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $2.7 million in the first nine months of 1998 as compared to the first nine months of 1997. These increases are primarily as a result of the Company's continued expansion of its managing general agency operations in Florida and Texas. Underwriting management fees decreased $0.5 million in the third quarter of 1998 as compared to the corresponding period in 1997 and decreased $0.5 million in the first nine months of 1998 as compared to the first nine months of 1997. These decreases were the result of a reduction in business underwritten by the Underwriting Management companies due to the current market conditions in the areas in which these companies operate. Program and captive management fees increased $0.3 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $0.8 million in the first nine months of 1998 as compared to the first nine months of 1997 as a result of increased business volume. Fees for loss control and audit services increased $0.5 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $1.2 million in the first nine months of 1998 as compared to the first nine months of 1997. The Company's policy issuance fees increased $0.3 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $0.8 million in the first nine months of 1998 as compared to the first nine months of 1997. These increases are due to the increased business written by Realm National.

EXPENSES
--------

The components of the Company's expenses are illustrated below:

                                   FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                      1997        1998                1997        1998
                                      ----        ----                ----        ----
                                  (thousands of dollars)          (thousands of dollars)

Net losses and loss
expenses incurred                   $3,258      $3,616              $8,428     $13,337

Insurance premium
acquisition costs                      286         267               1,007       1,627
                                   -------     -------             -------     -------

   Total insurance costs             3,544       3,883               9,435      14,964
                                   -------     -------             -------     -------

Salaries and benefits                4,416       5,927              13,285      16,639

General and administration
expenses                             4,793       5,751              13,637      16,046
                                   -------     -------             -------     -------

   Total operating expenses          9,209      11,678              26,922      32,685
                                   -------     -------             -------     -------

          Total expenses           $12,753     $15,561             $36,357     $47,649
                                   =======     =======             =======     =======

For the third quarter of 1998, total expenses increased $2.8 million, or 22.0%, to $15.6 million from $12.8 million in the third quarter of 1997. For the first nine months of 1998, total expenses increased $11.3 million, or 31.1%, to $47.6 million from $36.3 million in the first nine months of 1997.

Total insurance costs, which includes net losses and loss expenses incurred and insurance premium acquisition costs, increased $0.3 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $5.5 million in the first nine months of 1998 as compared to the first nine months of 1997. These increases are primarily as a result of the corresponding increase in net premiums earned during the respective periods. In addition, the Company incurred loss development on one particular program that covers bodily injury and property risks in the construction industry. Total operating expenses increased $2.5 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $5.8 million in the first nine months of 1998 as compared to the first nine months of 1997. Salaries and benefits, the largest component of total operating expenses, increased $1.5 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $3.4 million in the first nine months of 1998 as compared to the first nine months of 1997. Similarly, general and administration expenses increased $1.0 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $2.4 million in the first nine months of 1998 as compared to the first nine months of 1997. The increases in salaries and benefits and the increases in general and administration expenses were primarily due to the general expansion of the Company's business as reflected in the Company's growth in revenues.

INCOME
------

The components of the Company's income are illustrated below:

                                   FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                      1997        1998                1997        1998
                                      ----        ----                ----        ----
                                  (thousands of dollars)          (thousands of dollars)

Risk management companies           $4,198      $5,644              $11,157    $16,479

Underwriting companies                  68        (498)                 495     (1,386)
                                   -------     -------              -------    -------

   Income before taxation            4,266       5,146               11,652     15,093
                                   -------     -------              -------    -------

Taxation                               676       1,017                2,070      2,952

   Net income                       $3,590      $4,129               $9,582    $12,141
                                   -------     -------              -------    -------

Effective tax rate                    15.8%       19.8%                17.8%      19.6%

Risk management companies comprise those companies that do not retain any underwriting risk and underwriting companies comprise those companies that do retain various degrees of underwriting risk. Underwriting companies include income from risk management fees earned by them in the form of policy issuance fees. Interest income is included in each segment's income if the asset on which the interest is earned is included among the segment's identifiable assets. The performance of the underwriting companies was affected by adverse loss development on one particular program that the Company writes covering bodily injury and property risks in the construction industry.

For the third quarter of 1998, income before taxation increased $0.9 million, or 20.6%, to $5.1 million from $4.3 million in the third quarter of 1997 while net income increased $0.5 million, or 15.0%, in the third quarter of 1998 to $4.1 million from $3.6 million in the third quarter of 1997.

For the first nine months of 1998, income before taxation increased $3.4 million, or 29.5%, to $15.1 million from $11.7 million in the third quarter 1997 while net income increased $2.6 million, or 26.7%, in the first nine months of 1998 to $12.1 million from $9.6 million in the first nine months of 1997.

The Company's provision for taxation increased $0.3 million in the third quarter of 1998 as compared to the corresponding period in 1997 and increased $0.9 million in the first nine months of 1998 as compared to the first nine months of 1997. The increase in effective tax rates for the third quarter of 1998 compared to 1997 and the first nine months of 1998 as compared to 1997 are primarily due to the relative increase in profits from the Company's U.S. and U.K. subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company held cash and marketable securities of $96.2 million compared to $71.7 million at December 31, 1997. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $76.9 million at September 30, 1998 compared to $60.2 million at December 31, 1997. Of the $96.2 million of cash and marketable securities held by the Company at September 30, 1998 (December 31, 1997 - $71.7 million), $55.1 million (December 31, 1997 - $40.9 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At September 30, 1998, the Company's investment portfolio (at fair market value) totalled $26.4 million. The portfolio consisted primarily of U.S. Treasury, short-term cash, equity securities and A-rated corporate debt securities.

During the nine month period ending September 30, 1998, the Company's operating activities generated $27.2 million of net cash, compared to generating $6.8 million of net cash during the corresponding nine months of 1997. The cash generated from operating activities varies according to the timing of collections and payments of insurance and reinsurance balances.

Total assets increased to $506.2 million at September 30, 1998 from $406.3 million at December 31, 1997, principally as a result of increased business activity. The Company had no outstanding debt as of September 30, 1998.

On September 3, 1998 the Company paid a third quarter dividend of $0.03 per share to shareholders of record on August 20, 1998 making the total dividends for the year to date $0.09 per share. The actual amount and timing of any future ordinary share dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

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

In April 1998, AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5. Reporting on the Costs of Start-up Activities. The SOP is effective for fiscal years beginning after December 15, 1998. This SOP addressed the treatment of certain start-up costs and was issued to reduce diversity in financial reporting. The SOP requires that certain start-up costs be treated as a cumulative effect of a change in accounting principle in the beginning of the fiscal year in which the SOP is first adopted. The Company is currently reviewing the impact of the adoption of this new SOP on its consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently reviewing the impact of this standard on its financial reporting.

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs or non-information systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or in miscalculations.

In 1997, the Company appointed individuals in each of the Company's geographic regions to review and assess the Company's state of readiness and its ability to process transactions in the Year 2000. These individuals and the overall committee that they are a part of are providing guidance to the operating and support departments, and have and will continue to monitor the progress of efforts made to address the Year 2000 issue. The Company is currently implementing its plan and preparing its various computer systems and selected applications for the Year 2000. This process involves taking inventory, testing, evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. In addition, the Company is reviewing its essential non-information technology systems for Year 2000 compliance. The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers and infrastructure providers to develop approaches to the Year 2000 issue, to gain insight to problems and to provide additional perspective on solutions. The Company expects that compliance work with respect to the internal systems will be substantially completed by the first quarter of 1999. In 1999, all systems critical to the Company's core businesses will be retested.

The Company continues to assess its external relationships with third parties. The Company is in the process of communicating with its significant vendors and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Where deemed necessary by the Company, this process involves onsite review of the third party's procedures and plans for Year 2000 compliance. However, there can be no assurance that the systems of third parties, such as utility companies, regulatory bodies, government entities, insurance related companies or insurance carriers on which the Company's operations rely, will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company's operating results. However, management believes that ongoing communication with and assessment of third parties will minimize these risks.

The total estimated costs of compliance is $0.7 million. Approximately $0.5 million of the cost is related to reprogramming or replacement of software, approximately $0.2 million is related to acquisition of hardware. Costs related to non-information technology are expected to be immaterial. Approximately $0.4 million of the $0.7 million cost of compliance has been incurred as of the end of September 30, 1998. All of these costs are being funded through operating cash flows. Total costs have not had and are not expected to have material impact on the Company's financial results.

Based on the review of the state of readiness of the Company and its risks, the Company currently anticipates minimal business disruption will occur as a result of Year 2000 issues. Nonetheless, the Year 2000 issue represents a risk that cannot be assessed with precision nor controlled with certainty. Possible consequences of disruptions that could occur given non-compliance include, but are not limited to, loss of communication links with subsidiaries and insurance carriers, loss of electric power, inability to process transactions or inability to engage in similar normal business activities. Furthermore, failure of significant third parties with which the Company conducts business, including insurance carriers, to meet Year 2000 compliance could have a materially detrimental effect on the Company. To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on actual testing experience with its systems and assessment of outside risks.

Readers  are   referred  to  the   following   section,   which   addresses
forward-looking statements made by the Company.

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

                        PART II - OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                    Exhibit No.   Description

                     11.           Statement of Computation of Net Income
                                     Per Ordinary Share

          (b)     Reports on Form 8-K

               The Company filed a report on Form 8-K dated May 14, 1998 reporting the Company's financial results for the three months ended March 31, 1998.

               The Company filed a report on Form 8-K dated August 10, 1998 reporting the Company's financial results for the three months ended June 30, 1998.

               The Company filed a report on From 8-K dated October 7, 1998 reporting on a share repurchase plan undertaken by the Company.

               The Company filed a report on Form 8-K dated November 9, 1998 reporting the Company's financial results for the three months ended September 30, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1998


                                    STIRLING COOKE BROWN HOLDINGS LIMITED

                                    BY /s/ George W. Jones
                                       ----------------------------------

                                    George W. Jones
                                    CHIEF FINANCIAL OFFICER AND DIRECTOR