Form 10-K
period 1998-12-31
STIRLING COOKE BROWN HOLDINGS LTD
filed 1999-03-29
CIK 1043309

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K

(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                            ------------    -----------

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

                              TITLE OF EACH CLASS
                              -------------------
                  Ordinary Shares, Par Value $0.25 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 15, 1999 was approximately $59.8 million computed upon the basis of the closing sales price of the Ordinary Shares on the Nasdaq National Market on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be an admission that such persons are affiliates of the registrant.

     As of March 15, 1999 there were 9,776,372 outstanding Ordinary Shares, the only class of the registrant's common stock outstanding, of $0.25 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement relating to its Annual General Meeting of Shareholders scheduled to be held on May 27, 1999 are incorporated by reference into Part III of this Form 10-K.

     Although Stirling Cooke Brown Holdings Limited is a "foreign private issuer" within the meaning of Rule 3b-4 under the Securities Exchange Act of 1934, as amended, it is voluntarily electing to file its Annual Report for the year ended December 31, 1998 on a Form 10-K.

================================================================================

                                     INDEX

                                    PART I                                                                                 Page
                                                                                                                           ----
Item 1   Business........................................................................................................    1

Item 2   Properties......................................................................................................   10

Item 3   Legal Proceedings...............................................................................................   10

Item 4   Submission of Matters to a Vote of Security Holders.............................................................   11

                                     PART II
Item 5   Market for Registrant's Common Equity and Related Stockholder Matters...........................................   13

Item 6   Selected Financial Data.........................................................................................   14

Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations...........................   14

Item 8   Financial Statements and Supplementary Data.....................................................................   21

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................   47

                                   PART III
Item 10  Directors and Executive Officers of the Registrant..............................................................   47

Item 11  Executive Compensation..........................................................................................   47

Item 12  Security Ownership of Certain Beneficial Owners and Management..................................................   47

Item 13  Certain Relationships and Related Transactions..................................................................   47

                                    PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................................   48

Note: All dollar amounts are in U.S. dollars, unless otherwise specifically noted.

                                    PART 1

ITEM 1--BUSINESS

THE COMPANY

     Stirling Cooke Brown Holdings Limited (the "Company") is a Bermuda holding company incorporated on December 12, 1995 which, through its subsidiaries, provides risk management services and products. The Company provides its range of services to independent insurance carriers and reinsurance companies as well as directly to the insureds. The Company arranges reinsurance for its products as well as for those offered by independent U.S.-based insurance carriers active in the workers compensation, occupational accident and health and casualty insurance markets.

     The Company, through its original operating subsidiary, Stirling Cooke Brown Insurance Brokers Limited, began operations in 1989 as an insurance broker in London specializing in the placement of alternatives to traditional workers' compensation insurance and the arrangement of associated reinsurance programs. The Company soon began to develop and market its own innovative services and products designed for employers seeking cost effective methods of alleviating onerous insurance costs.

     Beginning in 1992, the Company identified a number of opportunities and undertook certain strategic initiatives to enhance its growth prospects. To further these plans, the Company acquired Realm Investments Ltd. in January 1996. Realm Investments Ltd., a Bermuda company, acted as a holding company for a number of Bermuda and United States subsidiaries involved in the insurance industry. The Company has expanded to include a number of business segments including brokerage, program business, underwriting management, insurance and reinsurance located in Bermuda, the United Kingdom and the United States. Through these segments, the Company is able to diversify its revenues and increase its overall control of the risk transfer process. Refer to Note 15 to the consolidated financial statements for further segmental and geographical information.

     Immediately after the acquisition of Realm Investments Ltd. in January 1996, certain investment funds affiliated with The Goldman Sachs Group, L.P. made an equity investment in the Company. The Company used the proceeds from this investment to acquire, and provide additional capital for, Realm National Insurance Company Limited ("Realm National") in September 1996. The Company is integrating Realm National's insurance underwriting capabilities with the Company's risk management services and will seek to earn additional income through a combination of policy issuance fees and net premiums earned associated with the underwriting function while retaining a minimum amount of risk.

     In December 1997, the Company and certain selling shareholders consummated an Initial Public Offering of 3,421,250 Ordinary Shares. Of these shares, 1,375,000 were sold by the Company and 2,046,250 were sold by the selling shareholders. Net proceeds of $26.8 million were received by the Company upon consummation of the Initial Public Offering.

THE COMPANY'S OPERATIONS

     The Company's five main business segments are Brokerage, Program Business, Underwriting Management, Insurance and Reinsurance. As each segment comprises separate companies, the results of each segment reflect all fees and income for the companies in that segment. For example, revenues for the insurance segment which is comprised of Realm National include all of Realm National's income including premiums, policy issuance fees and interest income.

     BROKERAGE

     The Company's brokerage segment comprises insurance and reinsurance brokering subsidiaries based in London, Bermuda and New York that for a fee or commission, place contracts which transfer risk and associated premium from one company to another. These subsidiaries specialize in placing insurance and reinsurance business in alternative and traditional workers' compensation, accident, health and specialty casualty lines. The Company generates fees and commission-based revenues from this business. The brokerage segment generated revenues of $27.1 million in 1998, $23.4 million in 1997 and $19.2 million in 1996.

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

     PROGRAM BUSINESS

     The Company's program business segment comprises subsidiaries that market and manage insurance products and programs developed by the Company. Through these programs, the segment is able to transfer risk from an insured to insurers and ultimately to reinsurers in the workers' compensation market as well as for other specialty casualty lines. The segment's subsidiaries are integrated in such a manner so that the Company can offer complete business production and administration to reinsurers. The program business segment services are provided through various independent and group owned primary insurance carriers. This segment primarily includes managing general agents, program management, claims administration and loss control and premium audit companies. The program business segment generated revenues of $27.1 million in 1998, $19.8 million in 1997 and $11.9 million in 1996.

     The program managers are responsible for design, management and placement of a program. The program manager oversees the program and coordinates with reinsurers on all aspects of the program. The Company's Managing General Agency ("MGA") subsidiaries are responsible for marketing the program through their agency network. The MGA's are also responsible for underwriting the business, policy issuance, and administration of the business bound. The Company has in recent years expanded its MGA network to include offices in: Dallas, Texas; Sarasota, Ft. Lauderdale and Orlando in Florida; New York City, New York and Montgomery, Alabama. The programs also use the services of a claims administration, loss control and premium audit company to provide these services.

     UNDERWRITING MANAGEMENT

     The Company's underwriting management segment comprises two Managing General Underwriters ("MGUs") based in Bermuda who are authorized to underwrite and administer reinsurance business on behalf of various independent insurance and reinsurance companies. The MGUs earn fees for providing these underwriting and associated administration services relating to the business underwritten. The underwriting management segment generated revenues of $3.6 million in 1998, $4.2 million in 1997, and $4.3 million in 1996.

     INSURANCE

     The Company's insurance segment comprises Realm National. The Company currently uses independent primary insurance carriers, primarily Clarendon National Insurance Company ("Clarendon") and Legion Insurance Company ("Legion"), in connection with most of its existing workers' compensation business, and expects these arrangements to continue for much of this existing business. However, following the acquisition of Realm National in September 1996, the Company started to act as an issuing carrier for a portion of its new business opportunities and receives a combination of policy issuance fees and/or net premiums earned in respect of this business. Realm National provides the Company with the opportunity to generate business and receive premiums and fees from sources outside the Company's MGA network, as non-affiliated MGAs place business with Realm National. The Company expects that the revenues generated through the continuing integration of Realm National into the

Company's existing businesses will be an important component of future earnings growth. The insurance segment generated revenues of $11.1 million in 1998, $5.4 million in 1997 and $1.4 million in 1996.

     Realm National had shareholder's equity of approximately $22.5 million at December 31, 1998 (1997--$21.5 million), net premiums earned of approximately $7.7 million for the year ended December 31, 1998 (1997--$2.9 million) and a B+ (Very Good) rating from A.M. Best Company. Prior to its acquisition by the Company, Realm National primarily wrote property and casualty insurance in a limited number of states. For the year ended December 31, 1998, Realm National's gross premiums written were $48.6 million (1997--$21.7 million); net premiums written were $9.7 million (1997--$4.0 million), of which $8.2 million (1997-- $2.3 million) were related to workers' compensation insurance and $1.5 million (1997--$1.7 million) were related to property insurance.

     REINSURANCE

     The Company's reinsurance segment comprises Comp Indemnity Reinsurance Company Limited (CIRCL). CIRCL reinsures a portion of the underwriting risk on business provided to or by the Company and receives a reinsurance premium to cover that risk. CIRCL accepts a portion of the reinsurance risk from insurance carriers on programs managed by the Company, and then purchases reinsurance protection to reduce its risk. CIRCL primarily reinsures workers' compensation, and associated property and general liability risks. The reinsurance segment generated revenues of $10.9 million in 1998, $9.4 million in 1997 and $8.2 million in 1996.

     For the year ended December 31, 1998, CIRCL's gross premiums assumed were $11.8 million (1997--$14.1 million), of which $6.9 million (1997--$13.1 million)
were related to workers' compensation insurance and $4.9 million (1997--$1.0 million) were related to property and general liability insurance. Net premiums assumed were $7.7 million (1997--$9.2 million). During the course of the year, the Company's management evaluated CIRCL's underwriting results, and as a result of unfavorable results, reduced CIRCL's underwriting. Management decided in early 1999 to cease underwriting any new programs in CIRCL and a number of existing contracts were not renewed for the 1999 year. Those renewed will be allowed to run until they expire at December 31, 1999. Because some contracts were not renewed by CIRCL during 1999, revenues should decrease accordingly.


MARKETING

     The Company's marketing strategies vary by business segment. Marketing by the Brokering and Underwriting Management segments is focused on insurance and reinsurance companies while marketing by the Program Business and Insurance segments is focused on independent and wholesale insurance agents. The Company advertises in U.S. and international trade journals, and has also contributed articles to a quarterly trade magazine circulated to agents and policyholders. Additionally, the Company participates as an exhibitor in the annual Risk and Insurance Management Society conventions.

     The Insurance and Underwriting Management segments market to a number of specialty insurance markets and focus their marketing efforts on a number of insurance and reinsurance companies.

     The Company's Insurance segment which comprises Realm National markets its insurance products to independent agents and other procurers of insurance through unaffiliated networks and to a lesser extent through the Company's program business segment. The Company expects Realm National's marketing efforts to increase as it becomes licensed in additional states.

     The Company's Program Business segment markets its workers' compensation programs and other specialty lines to retail agents in the U.S. through its MGAs. Individual MGA offices market their services and products through sales representatives, targeted direct mail, local and regional advertising, seminars, and trade and industry conventions. Given its general reliance on retail agents as an important source of business production, special emphasis is placed on building and maintaining relationships with individual retail agents, and on expanding its network of retail producers. To encourage loyalty from the retail agents, the Company seeks to provide a high level of service, offer insurance products that satisfy the needs of clients and reward increased levels of production through incentive compensation schedules. The Company believes that it has successfully developed a reputation for providing quality service, cost-effective products and strong marketing support which has enabled it to develop strong relationships with its retail agents, commercial customers, insurers and reinsurers.

COMPETITION

     The business of providing risk management services and products to the workers' compensation and property and casualty insurance markets is highly competitive. The Company competes with providers of traditional insurance coverage and with other providers of alternative market services (including domestic and foreign insurance companies, reinsurers, insurance brokers, captive insurance companies, rent-a-captives, self-insurance plans, risk retention groups, state funds, assigned risk pools and other risk-financing mechanisms). The Company believes the key factors to effectively compete in the risk management market are price, the ability to tailor programs to the needs of the insured and the ability to rapidly develop new solutions to address changing market needs. The Company believes that its services and products are competitively priced, and that its combination of services and products enables it to rapidly develop tailored programs and act as a competitive single source provider of risk management services and products.

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

EMPLOYEES

     As of December 31, 1998, the Company had 356 employees. The service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is extremely competitive, the Company believes that its relationship with its employees is good. None of the Company's employees is represented by a union.

REGULATION

     The Company's subsidiaries that are engaged in the insurance and reinsurance segments (Realm National and CIRCL) are subject to regulation by government agencies in the states and foreign jurisdictions in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company; regulation of certain transactions entered into by an insurance company with any of its affiliates; approval of premium rates, forms and policies used for many lines of insurance; standards of solvency and minimum amounts of capital and surplus which must be maintained; establishment of reserves required to be maintained for unearned premium, losses and loss expense or for other purposes; limitations on types and amounts of investments; restrictions on the size of risks which may be insured by a single company; licensing of insurers and agents; deposits of securities for the benefit of policyholders; and the filing of periodic reports with respect to financial condition and other matters.

     Most states require property and casualty insurers licensed to transact insurance in the state to become members of insolvency funds or associations which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written by a member in that state. Assessments from insolvency funds paid by Realm National were immaterial in 1996, 1997 and 1998. The cost of most of these assessments is recoverable through future policy surcharges and premium tax deductions.

     Realm National is also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. One such pool is the multi-state workers' compensation pool operated by the National Council on Compensation Insurance. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. Total assessments incurred by Realm National from all such facilities for 1996, 1997, and 1998 were immaterial.

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

     The National Association of Insurance Commissioners has adopted a methodology for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital requirement. Insurance companies are required to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Under the formula, a higher ratio reflects a greater adequacy of capital. Based on calculations made by the Company, the RBC level for the Company's insurance subsidiaries exceeds levels that would trigger regulatory attention. At December 31, 1998, Realm National's RBC ratio was approximately 703% (1997--1,624%), and the threshold requiring minimum regulatory involvement was 200%. Therefore, the Company's capital exceeds all requirements of the Risk-Based Capital Model Act. The NAIC has also developed an Insurance Regulatory Information System ("IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values in four or more ratios generally leads to inquiries from individual state insurance commissioners. Management believes Realm National's IRIS ratios are such as to not attract such regulatory attention.

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

     Realm National is organized under the insurance laws of the State of New York (the "Insurance Code of New York"). The Insurance Code of New York provides that the acquisition or change of "control" of a domestic insurer, or any person who controls a domestic insurer, cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company, or any person controlling a domestic insurance company, must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a "Form A") containing certain information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. Under the Insurance Code of New York, control is presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing ten percent or more of the voting securities of any other person.

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

     The Company is in the process of expanding Realm National's business to include workers' compensation and other specialty casualty insurance lines in each of the 20 states in which Realm National is currently licensed to provide property and casualty insurance. The Company intends to eventually license Realm National in substantially all of the remaining states and the District of Columbia. In order to obtain a license in a given state, Realm National must complete an application and demonstrate compliance with state licensing requirements. The applicable insurance regulatory authority reviews the application, which review may take from three months to two or more years. If all the requirements are met, a license is issued.

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

     As a holding company, the Company is not subject to Bermuda insurance regulations. However, the Bermuda Insurance Act 1978, as amended (the
"Insurance Act"), which regulates the insurance business of CIRCL, a reinsurance subsidiary of the Company, provides that no person shall carry on insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance (the "Minister"). The registration of an applicant as an insurer is subject to its compliance with the terms of its registration and such other conditions as the Minister may impose from time to time.

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

     If it appears to the Minister that there is a risk of the insurer becoming insolvent, the Minister may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a Bermuda bank, certain assets; and to limit its premium income.

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

     The activities of Stirling Cooke Brown Insurance Brokers Limited as an insurance broker in the UK require it to be authorized under the Insurance Brokers (Registration) Act of 1977 by the Insurance Brokers Registration Council (the "Council"). Authorization by this body involves continuing compliance with rules made by the Council, which require, among other things, that the Company maintain a minimum level of working capital, that it allocate not more than a specified level of its business to any particular insurance company or group of insurance companies, that it supply reports to the Council, and that it conduct its business in accordance with the conduct of business rules published by the Council. It is a condition to the authorization from the Council that a majority of the directors of Stirling Cooke Brown Insurance Brokers Limited are and remain registered as insurance brokers in the UK.

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

     The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses:

            RECONCILIATION OF OUTSTANDING LOSSES AND LOSS EXPENSES

                                                          For the Years Ended December 31,
                                                          1996        1997          1998
                                                        ---------  -----------  ------------
                                                               (dollars in thousands)
  Balance beginning of year...........................    $    --    $ 24,301      $ 36,276
  Less outstanding losses recoverable.................         --     (16,588)      (23,072)
  Net balance for CIRCL, at acquisition...............      1,270          --            --
  Net balance for Realm National, at acquisition......      1,687          --            --
                                                          -------    --------      --------
  Net balance.........................................      2,957       7,713        13,204
                                                          -------    --------      --------
  Incurred related to:
        Current year..................................      6,515      10,174        12,578
        Prior years...................................        250         777         4,693
                                                          -------    --------      --------
        Total incurred................................      6,765      10,951        17,271
                                                          -------    --------      --------
  Paid related to:
        Current year..................................      1,334       2,011         3,066
        Prior years...................................        675       3,449         9,438
                                                          -------    --------      --------
           Total paid.................................      2,009       5,460        12,504
                                                          -------    --------      --------
  Net balance.........................................      7,713      13,204        17,971
  Plus outstanding losses recoverable.................     16,588      23,072        48,146
                                                          -------    --------      --------
        Balance at end of year........................    $24,301    $ 36,276      $ 66,117
                                                          =======    ========      ========

     The adverse development during 1998 on prior years reflects primarily an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry, and the provision for doubtful recoveries of $2.5 million. This provision is included in the balance sheet as a component of paid and outstanding losses recoverable from reinsurers. The provision is necessarily an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or lesser than the provision established. It is reasonably possible that management will revise this estimate significantly in the near term. Any subsequent differences arising will be recorded in the period in which they occur.

     The adverse development during 1997 on prior years primarily represents an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry.

     The Company's underwriting loss ratio (i.e. the ratio of net losses and net loss expenses to net assumed premium earned) for 1998 was 97.2% (1997--92.9%).

     The Company believes that the provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred; however, such a provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. The Company has limited historical loss experience available to serve as a reliable basis for the estimation of ultimate losses. It is at least reasonably possible that management will revise the estimate of outstanding losses and loss expenses significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

     The previous table represents a reconciliation of reserves in accordance with generally accepted accounting principals ("GAAP"). The following table reconciles the difference between the Company's portion of these reserves and those contained in regulatory filings made by the Company's subsidiaries in accordance with statutory accounting practices ("SAP").

                    RECONCILIATION OF SAP AND GAAP RESERVES

                                                                                        FOR THE YEARS ENDED
                                                                                            DECEMBER 31,
                                                                              ----------------------------------------
                                                                                  1996          1997          1998
                                                                              ------------  -------------  -----------
                                                                                      (DOLLARS IN THOUSANDS)
   Reserves for losses and loss adjustment expenses, end of year
       SAP..................................................................      $ 7,843       $ 13,355      $18,024
   Gross-up for ceded reinsurance reserves..................................       16,588         23,072       48,146
   Provision for salvage receivable not included on a SAP basis.............          (29)          (128)         (30)
   Provision for loss portfolio transfer not included in SAP
       reserves.............................................................         (101)           (23)         (23)
                                                                                  -------       --------      -------
   Reserves for losses and loss adjustment expenses, end of year
       GAAP.................................................................      $24,301       $ 36,276      $66,117
                                                                                  ========       =======      =======

     The following table presents the development of the Company's ongoing net reserves for 1996 through 1998. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Deficiency" represents the aggregate change in the estimates over all prior years. The Company's insurance entities were both purchased in 1996 so, accordingly, there has only been two years' movement in the Company's reserves. It should be noted that the following table presents a "run-off" of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                       (NET OF REINSURANCE RECOVERABLE)

                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                      ----------------------------------------------
                                                                           1996             1997            1998
                                                                      ---------------  ---------------  ------------
                                                                                 (DOLLARS IN THOUSANDS)
      Gross reserve for losses and loss adjustment expenses.........       $ 24,301         $ 36,276       $ 66,117
      Less outstanding losses recoverable...........................        (16,588)         (23,072)       (48,146)
                                                                           --------         --------       --------
      Net reserve for losses and loss adjustment expenses...........          7,713           13,204         17,971
      Reserve re-estimated as of:
         One year later.............................................          8,490           17,897
         Two years later............................................         11,830
                                                                           --------         --------
      Cumulative deficiency.........................................         (4,117)          (4,693)
                                                                           --------         --------

      Percentage....................................................          (53.4%)          (35.5%)
                                                                           --------         --------

      Cumulative amount of reserve paid through:
         One year later.............................................          3,449            9,438
         Two years later............................................          7,669

     The increase in reserves one year later and two years later on 1996 and 1997 reserves reflects primarily an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry, and the provision for doubtful recoveries of $2.5 million discussed in Note 8 to the consolidated financial statements.

NOTE ON FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K for the year ended December 31, 1998, the Company's 1998 Annual Report, any Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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


ITEM 2--PROPERTIES

     The Company's principal executive offices are located in Hamilton, Bermuda. This facility currently serves as the headquarters for senior management, the financial and administrative departments and the Company's Bermuda subsidiaries. The following table sets forth additional information concerning the Company's facilities:

                                         APPROXIMATE
               PROPERTY                  SQUARE FEET      LEASE EXPIRATION
        ---------------------            -----------      ----------------
      Hamilton, Bermuda................     10,307        June 20, 2006
      London, England..................     12,500        August 10, 2009
      Dallas, Texas....................     27,200        August 31, 2003
      New York, New York...............      7,900        October 3, 2003
      Sarasota, Florida................     12,350        June 28, 2008
      Orlando, Florida.................      6,700        June 30, 2002
      Fort Lauderdale, Florida.........     11,100        January 1, 2000
      Montgomery, Alabama..............      5,000        June 30, 1999
      Southington, Connecticut.........      2,500        January 1, 2003
      Dallas, Texas....................     10,500        May 31, 2001

     All of the Company's facilities are leased. Aggregate lease payments for 1998 were $2.2 million (1997 - $1.9 million). The Company anticipates that it will be able to extend these leases as they expire or, if necessary or desirable, locate substitute facilities on acceptable terms.


ITEM 3--LEGAL PROCEEDINGS

     (a) There currently are pending several arbitration proceedings in England between reinsurers and their ceding insurers relating to reinsurance transactions involving the personal accident excess of loss market ("LMX") for the years 1993, 1994, 1995 and 1996. Although, with one exception, neither the Company nor its subsidiaries are a party to any of these arbitrations, certain of the Company's subsidiaries acted as a reinsurance broker for ceding companies that are parties to certain of the arbitrations. The exception entails a subsidiary that is directly involved in an arbitration because it assumed the position of one of the reinsureds by way of portfolio transfer.

     The reinsurers have alleged that they sustained losses due to a spiral in the LMX market which was not disclosed to them by the ceding insurers or their reinsurance brokers. As a consequence, these reinsurers have asserted that they are no longer obliged to honor their reinsurance agreements and have ceased paying claims. If one or more reinsurers prevail in the pending arbitration, it is possible that one or more ceding insurers that are reinsurance brokerage clients of the Company's subsidiaries or for whom a subsidiary performs the role of underwriting manager, may assert a claim against a subsidiary and in the case of the one exception the subsidiary would be unable to recover under certain contracts of reinsurance.

     During 1998 certain of the reinsurers and reinsureds filed a total of 7 writs in the English courts (which are the equivalent of a complaint in U.S. jurisdictions) against the Company or certain of its subsidiaries to toll the statute of limitations. Some of these writs were issued pending the outcome of related arbitrations. None of these writs specified an amount of damages sought. In most cases, the Company or the relevent subsidiaries have negotiated standstill agreements with the reinsurer or reinsured to toll the statute of limitations.

     The primary factual allegation by the reinsurers is that, although they believed they reinsured the subject risks only at high excess levels, the LMX spiral caused their high excess positions to not equate with their expectation of remoteness from the incidence of risk. As to the Company or its subsidiaries, the reinsurers and reinsureds have alleged in their writs that the Company or its subsidiary was negligent, misrepresented, or failed to disclose the potential effect of the spiral on the reinsurers' exposure to risk.

     The Company does not yet have sufficient information to determine whether any claims ultimately will be prosecuted against the Company or its subsidiaries or whether any such claims ultimately will result in payment of any liability or settlement by the Company or its subsidiaries.

     The Company understands that the parties to the arbitration and court proceedings and other participants in these markets currently are attempting to achieve a business solution that could involve a financial contribution by participants in the market. Although no assurances can be given as to the outcome of the pending proceedings and their effect on the Company, the Company believes, based on the information presently available to it, that any such effect should not materially adversely affect the Company's financial condition.

     (b) The Company is subject to other litigation and arbitration in the ordinary course of its business. While any of these proceedings contains an element of uncertainty, management presently believes the outcome of these currently pending proceedings will not have a material adverse effect on the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 1998.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the Executive Officers of the Company.

NAME                                    AGE                           POSITION
-------------------------------------  -----  --------------------------------------------------------
      Nicholas Mark Cooke............     41  Chairman, President, Chief Executive Officer and
                                              Director (1)
      Nicholas Brown.................     40  Managing Director of Stirling Cooke Brown Insurance
                                              Brokers Limited and Stirling Cooke Brown Reinsurance
                                              Brokers Limited; Director (2)
      George W. Jones................     44  Chief Financial Officer and Director (3)

(1) Term expires at annual shareholders meeting in 2000.

(2) Term expires at annual shareholders meeting in 1999.

(3) Term expires at annual shareholders meeting in 2001.

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

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Ordinary Shares, $0.25 par value, have been quoted on the Nasdaq National Market under the symbol "SCBHF" since November 26, 1997. The Ordinary Shares were listed in connection with the Company's Initial Public Offering completed in December 1997. As of March 15, 1999, the approximate number of holders of the Company's Ordinary Shares was 800.

     The following table sets forth the high and low closing sale prices per share of the Company's Ordinary Shares for the period from November 26, 1997 through the year ended December 31, 1998:

                                                            HIGH      LOW
                                                          --------  --------
November 26, 1997 -- December 31, 1997................    $25 1/2   $23 3/8
Year ended December 31, 1998
     First Quarter....................................    $27 3/4   $23 5/16
     Second Quarter...................................    $30       $25 1/4
     Third Quarter....................................    $27 7/8   $11 5/8
     Fourth Quarter...................................    $20       $11 1/8


     The closing market price of the Ordinary Shares on March 15, 1999 was $11 3/4.

     During 1998, the Company paid dividends of $0.12 per Ordinary Share. Dividends are paid quarterly. During 1997, the Company did not pay any dividends. A dividend of $0.03 per Ordinary Share was declared on March 8, 1999 and will be paid on March 30, 1999 to record holders at March 19, 1999. The declaration and payment of future dividends is at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company, general business conditions and other factors. The Company's ability to pay dividends is restricted due to certain insurance regulations. See "Management Discussion and Analysis of Financial Condition and Results of Operations" and
Note 17 to the Consolidated Financial Statements.

     In October 1998, the Company purchased a further 47,000 Ordinary Shares on the open market for a total cost of $567,000. These shares were recorded as treasury stock at cost.

     Subsequent to the year end, the Company has purchased a further 346,400 Ordinary Shares on the open market at a total cost of $4,306,000.

     Under current Bermuda law, there is no income tax, withholding tax, capital gains or capital transfer tax on the Company or its Shareholders.

ITEM 6--SELECTED FINANCIAL DATA

     The selected consolidated financial data below should be read in conjunction with the Consolidated Financial Statements and the notes thereto presented under Item 8.

                                                                  AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------
                                                      1994          1995           1996(1)           1997          1998
                                                  ------------  -------------  ----------------  ------------  -------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues........................................    $   12,373     $   19,048     $   47,061       $   65,310     $   85,093

Income Before Taxation..........................         4,131          7,154         12,199           15,918         19,808
Taxation........................................         1,298          2,560          2,281            2,925          3,790
Net income......................................    $    2,833     $    4,594     $    9,918       $   12,993     $   16,018

BASIC EARNINGS PER SHARE
Net Income per share(2).........................    $     0.66     $     1.07     $     1.22       $     1.55     $     1.63
Weighted average number of ordinary
 shares outstanding.............................     4,288,908      4,288,908      8,100,782        8,383,482      9,814,101
DILUTED EARNINGS PER SHARE
Net Income per share assuming dilution(2).......    $     0.66     $     1.07     $     1.19       $     1.53     $     1.63
Weighted average number of ordinary
 shares outstanding assuming dilution...........     4,288,908      4,304,098      8,306,610        8,515,473      9,840,159

Dividends per Ordinary Share....................    $     0.19     $     0.53     $     0.00       $     0.00     $     0.12

BALANCE SHEET DATA:
Total assets(3).................................    $   61,914     $  103,273     $  235,084       $  406,330     $  649,641
Long term debt..................................             0              0              0                0              0
Ordinary Shares subject to redemption(4)........             0              0         14,457                0              0
Total shareholders' equity......................    $    4,596     $    7,055     $   29,001       $   83,103     $   97,632

(1) Includes the operations of Realm Investments Limited from its January 1996 acquisition by the Company. Realm National from its September 1996 acquisition by the Company and the operations of North American Risk, Inc. from its July 1996 acquisition by the Company. All of such acquisitions were accounted for as purchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(2) See Note 2(k) of Notes to the Consolidated Financial Statements for an explanation of the methods used to determine Net Income per share.
(3) Total assets comprise corporate assets together with cash held and insurance balances receivable in a fiduciary capacity. See Note 4 to the Consolidated Financial Statements.
(4) The Ordinary Shares subject to redemption were reclassified to shareholders' equity upon consummation of the Initial Public Offering since those shares were no longer redeemable.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Stirling Cooke Brown Holdings Limited (the "Company") was incorporated in Bermuda on December 12, 1995. The Company is a holding company engaged, through its subsidiaries, in providing insurance services primarily in the United States, Bermuda and the U.K. The Company's activities include brokerage, program business, underwriting management, insurance and reinsurance. In January 1996, the Company acquired all the outstanding common shares of Realm Investments Ltd. in exchange for 1,999,980 of its newly issued ordinary shares. The Company also acquired in September 1996 its own United States domiciled insurance company (Realm National) which, together with the Company's Bermuda based reinsurance company (CIRCL), writes insurance and reinsurance business. Realm National also earns policy issuance fees. The Company specializes in the North American occupational accident and workers' compensation alternative risk transfer markets.

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

     Stirling Cooke Brown Holdings (UK) Limited was the predecessor entity of the Company. Accordingly, the consolidated financial statements of the Company for the year ended December 31, 1996 are those of Stirling Cooke Brown Holdings
(UK) Limited.

     The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto presented under
Item 8.

Results of Operations For the Years Ended December 31, 1996, 1997 and 1998.

REVENUES AND NET INCOME

                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                       1996              1997            1998
                                                     --------          --------        --------
                                                                (dollars in thousands)
Revenues                                              $47,061          $65,310          $85,093
Expenses                                               34,862           49,392           65,285
                                                      -------          -------          -------
Income before Taxation                                 12,199           15,918           19,808
Taxation                                                2,281            2,925            3,790
                                                      -------          -------          -------
Net Income                                            $ 9,918          $12,993          $16,018
                                                      =======          =======          =======

Net Income per Share - Basic                          $  1.22          $  1.55          $  1.63
Net Income per Share assuming dilution                $  1.19          $  1.53          $  1.63

     Revenues of $85.1 million in 1998 represents a $19.8 million or 30.3% increase over 1997 revenues of $65.3 million which was in turn a $18.2 million or 38.8% increase over the 1996 revenues of $47.1 million. Net income of $16.0 million in 1998 represents a $3.0 million or 23.3% increase over 1997 net income of $13.0 million which was in turn a $3.1 million or 31.0% increase over the 1996 net income of $9.9 million.

     Basic net income per share increased to $1.63 in 1998 from $1.55 in 1997 (excluding the profit on disposal of subsidiaries during 1997, basic net income per share was $1.49 during the year) and $1.22 in 1996. Diluted net income per share increased to $1.63 in 1998 from $1.53 in 1997 (excluding the profit on disposal of subsidiaries during 1997, diluted net income per share was $1.47 during the year) and $1.19 in 1996.


REVENUES AND NET INCOME BY SEGMENT

                                            Segment Revenues                       Segment Net Income (loss)
                                    For the Years Ended December 31,            For the Years Ended December 31,
                                 ---------------------------------------  --------------------------------------------
                                     1996         1997          1998          1996            1997            1998
                                 ------------  -----------  ------------  -------------  ---------------  ------------
                                         (dollars in thousands)                      (dollars in thousands)
Brokerage                             $19,219      $23,385      $27,144         $ 5,980          $ 8,591      $11,501
Program Business                       11,912       19,770       27,119           3,091            3,938        5,187
Underwriting Management                 4,276        4,174        3,554           2,790            2,491        1,689
Insurance                               1,426        5,399       11,073              51              471        1,169
Reinsurance                             8,187        9,382       10,905             201               57       (3,357)
Other                                   2,041        3,200        5,798              86              370        3,619
Adjustments & Eliminations                 --           --         (500)             --               --           --
                                      -------      -------      -------         -------          -------  -----------
Total                                 $47,061      $65,310      $85,093         $12,199          $15,918      $19,808
                                      =======      =======      =======         =======          =======  ===========

Brokerage
---------

     Revenues of $27.1 million in 1998 represented an increase of $3.8 million or 16.1% from revenues of $23.4 million in 1997 which was in turn a $4.2 million or 21.7% increase from revenues of $19.2 million in 1996. Despite competitive pressures in the marketplace, the brokerage operations, primarily based in the United Kingdom, provided growth throughout the year.

     The brokerage segment's profit of $11.5 million in 1998 represented an increase of $2.9 million or 33.9% from segment profit of $8.6 million in 1997 which was in turn a $2.6 million or 43.7% increase from segment profit of $6.0 million in 1996. The segment benefited from increased margins due to volume efficiencies.


Program Business
----------------

     The Company's program business segment also grew in terms of both revenues and profits. Revenues of $27.1 million in 1998 represented an increase of $7.3 million or 36.9% from revenues of $19.8 million in 1997 which was in turn a $7.9 million or 66.0% increase from revenues of $11.9 million in 1996. Despite increasingly competitive market conditions particularly in the latter part of the year, the Company was able to increase the volume of premiums written through its program business segment during the year. The increasingly competitive workers compensation market in which the majority of the Company's programs compete has resulted in a change in the Company's fee arrangements with reinsurers which is expected to negatively impact earnings in 1999. The Company is trying to minimize the effect of these changes in fee structure but it is expected that while the workers compensation market remains so competitive, the Company's fees will continue to be under pressure.

     Segment profit of $5.2 million in 1998 represented an increase of $1.2 million or 31.7% from segment profit of $3.9 million in 1997 which was in turn a $0.8 million or 27.4% increase from segment profit of $3.1 million in 1996.

Underwriting Management
-----------------------

     The Company's underwriting management segment continued to experience significant competitive pressures during 1998 following the already competitive market in 1997. Revenues of $3.6 million in 1998 represented a decrease of $0.6 million or 14.9% from revenues of $4.2 million in 1997 which was in turn a $0.1 million or 2.4% decrease from revenues of $4.3 million in 1996. The Company has not seen any change in market conditions in the early part of 1999 and consequently expects revenues for this segment to continue to decline until market conditions improve.

     Segment profit of $1.7 million in 1998 represented a decrease of $0.8 million or 32.2% from segment profit of $2.5 million in 1997 which was in turn a $0.3 million or 10.7% decrease from segment profit of $2.8 million in 1996.


Insurance
---------

     The Company's insurance segment comprising Realm National experienced significant growth in 1998 following 1997 which also saw significant growth. During 1998 Realm National continued its relicensing process to facilitate the growth of its business during the year and promote the opportunity for growth in the years ahead. By the end of the year, Realm National was fully licensed in 20 states and partially licensed in 8 states. During 1998, Realm National wrote business in 15 states compared to 12 states in 1997 and 18 states in 1996. Revenues of $11.1 million in 1998 represented an increase of $5.7 million or 105.1% from revenues of $5.4 million in 1997 which was in turn a $4.0 million or 278.6% increase from revenues of $1.4 million in 1996 (1996 figures for Realm National reflect amounts from the Company's acquisition in September of 1996).
A useful indicator of Realm National's growth is the increase in gross written premiums which were $48.6 million in 1998 which represents a $26.9 million or 123.6% increase from $21.7 million in 1997 which represented a $17.7 million or 442.4% increase from $4.0 million in 1996. Net premiums earned increased to $7.7 million in 1998 which represents a $4.8 million or 164.2% increase from $2.9 million in 1997 which represented a $2.1 million or 248.8% increase from $0.8 million in 1996. The remainder of the growth in revenues is due to policy issuance fees and interest income. Policy issuance fees increased to $2.1 million in 1998 which represents a $1.3 million or 167.8% increase from $0.8 million in 1997 which represented a $0.6 million or 257.8% increase from $0.2 million in 1996.

     Market conditions in the workers compensation insurance market in which Realm National writes the majority of its business grew increasingly competetive during 1998 and this trend has continued into 1999. While these competitive market conditions continue they are likely to restrict Realm National's ability to continue its rate of expansion in its workers compensation book of business during 1999. Realm National is continuing to seek to expand its volume of business in other lines of insurance, where market conditions are less competetive.

     Segment profit of $1.2 million in 1998 represented an increase of $0.7 million or 148.2% from segment profit of $0.5 million in 1997 which was in turn a $0.4 million or 823.5% increase from segment profit of $0.1 million in 1996.


Reinsurance
-----------

     The Company's reinsurance segment comprising CIRCL experienced limited growth in revenues in 1998 and 1997. Revenues of $10.9 million in 1998 represented an increase of $1.5 million or 16.2% from revenues of $9.4 million in 1997 which was in turn a $1.2 million or 14.6% increase from revenues of $8.2 million in 1996. Net premiums earned are the largest component of revenues in CIRCL. Net premiums earned of $10.1 million in 1998 represented an increase of $1.2 million or 13.4% from net premiums earned of $8.9 million in 1997 which was in turn a $1.0 million or 12.0% decrease from net premiums earned of $7.9 million in 1996.

     Segment loss of $3.4 million in 1998 represented a decrease of $3.5 million from segment profit of $0.1 million in 1997 which was in turn a $0.1 million decrease from segment profit of $0.2 million in 1996. There were two main factors leading to the segment loss in 1998, adverse development on one program and a provision of $2.5 million against reinsurance recoveries. The adverse development during 1998 reflects primarily an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry. This program was not renewed by CIRCL in 1999. At December 31, 1998, the Company was in dispute with certain of its reinsurers in respect of amounts due under retrocession coverages. The Company has provided $2.5 million against reinsurance contracts with total recoveries of $13.4 million of which $10.2 million has been reported to date. The provision represents management's best estimates at this time of a possible shortfall in recoveries. This provision is included in the balance sheet as a component of paid losses recoverable from reinsurers. The provision is necessarily an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or lesser than the provision established. It is reasonably possible that management will revise this estimate significantly in the near term. Any subsequent differences arising will be recorded in the period in which they occur.

     During the course of the year, the Company's management evaluated CIRCL's underwriting results and, as a result of unfavorable results, reduced CIRCL's underwriting. Management decided in early 1999 to cease underwriting any new programs in CIRCL and a number of existing contracts were not renewed for the 1999 year. Those renewed will be allowed to run until they expire at December 31, 1999. Because some contracts were not renewed by CIRCL during 1999, revenues should decrease accordingly.


Other
-----

     Other includes primarily the Company's holding companies and other operating subsidiaries, and income earned in investments in affiliates. Revenues, consisting primarily of interest earnings, of $5.8 million in 1998 represented an increase of $2.6 million or 81.3% from revenues of $3.2 million in 1997 which was in turn a $1.2 million or 60.0% increase from revenues of $2.0 million in 1996. The increase in revenues in 1998 as compared to 1997 is primarily due to interest earnings on proceeds received from the Company's initial public offering in December, 1997, as well as income earned in investments in affiliates.

     Segment profit of $3.6 million in 1998 represented an increase of $3.2 million from $0.4 million in 1997 which was in turn a $0.3 million increase from of $0.1 million in 1996. As with revenues, the increase in net income in 1998 as compared to 1997 is primarily due to interest earnings on proceeds received from the Company's initial public offering in December, 1997, as well as income earned on equity investments.


Liquidity and Capital Resources

     At December 31, 1998, the Company held cash and marketable securities of $97.4 million compared to $71.7 million at December 31, 1997 and $38.2 million at December 31, 1996. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $63.9 million at December 31, 1998 compared to $60.2 million at December 31, 1997 and $50.2 million at December 31, 1996. These increased cash balances reflect the growth in the Company's business activities for 1998 together with the cash held following completion of the initial public offering. Of the $97.4 million of cash and marketable securities held by the Company at December 31, 1998 (1997--$71.7 million, 1996--$38.2 million), $58.9 million (1997--$40.9 million, 1996--$35.9 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At December 31, 1998, the Company's investment portfolio (at fair market value) totalled $29.2 million (1997--$21.0 million, 1996--$22.6 million). The portfolio consisted primarily of U.S. Treasury, short-term cash and A-rated corporate debt securities.

     During 1998, the Company's operating activities generated $28.7 million of net cash, compared to generating $8.1 million of net cash during 1997 and $14.8 million in 1996. The cash generated from operating activities varies according to the timing of collections and payments of insurance and reinsurance balances. The Company expects its operations will continue to generate positive cash flow for 1999.

     Shareholders' equity increased by $14.5 million, to $97.6 million, at December 31, 1998 from $83.1 million at December 31, 1997 due primarily to net income earned during the year. Shareholders' equity increased by $54.1 million, to $83.1 million, at December 31, 1997 from $29.0 million at December 31, 1996. This increase was primarily attributable to the following:

       (i) $26.8 million of net proceeds from the Initial Public Offering during the year;

      (ii) a reclassification of Ordinary Shares subject to redemption of $14.5 million since these shares are no longer redeemable after consummation of the Initial Public Offering; and

     (iii) net income of $13.0 million earned during 1997.


     Total assets increased to $649.6 million at December 31, 1998 from $406.3 million at December 31, 1997 and $235.1 million at December 31, 1996, principally as a result of increased business activity and a significant increase in client insurance balances outstanding. The Company had no outstanding debt at December 31, 1996, 1997 and 1998.


Accounting Pronouncements

     In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3. Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets representing future recoveries of assessments through premium tax offsets or policy surcharges. The SOP is effective for fiscal years beginning after December 15, 1998. The Company does not anticipate the statement to have a significant impact on the Company's financial position or results of operations.

     During 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5. Reporting on the costs of start-up activities. The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle to be recorded in the statement of income for the quarter ended March 31, 1999 will be approximately $495.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all quarters of fiscal years beginning after June

15, 1999. Given the limited number of transactions currently entered into by the Company that are covered by the Statement, the Company does not anticipate any significant changes to its current financial reporting.

     In November 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-7, "Deposit accounting: Accounting for Insurance and Reinsurance Contracts that do not transfer risk". This SOP provides accounting guidance for insurance and reinsurance contracts that do not transfer risk, as determined by the provisions of SFAS 113. The Company is currently reviewing the impact of this standard on its financial reporting.

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains and losses on available for sale investments, and is presented in the Consolidated Statement of Income and Comprehensive Income. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. This disclosure is located within Note 15 to the Company's consolidated financial statements.


Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs or non-information systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or in miscalculations.

     In 1997, the Company appointed individuals in each of the Company's geographic regions to review and assess the Company's state of readiness and its ability to process transactions in the Year 2000. These individuals and the overall committee that they are a part of are providing guidance to the operating and support departments, and have and will continue to monitor the progress of efforts made to address the Year 2000 issue. The Company is currently implementing its plan and preparing its various computer systems and selected applications for the Year 2000. This process involves taking inventory, testing, evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. In addition, the Company is reviewing its essential non-information technology systems for Year 2000 compliance. The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers and infrastructure providers to develop approaches to the Year 2000 issue, to gain insight to problems and to provide additional perspective on solutions. The Company expects that compliance work with respect to the internal systems will be substantially completed by the end of the first quarter of 1999. In 1999, all systems critical to the Company's core businesses will be retested.

     The individuals in each geographic region report at least quarterly to the overall committee that they are a part of and update that committee on their respective region's progress. The latest update is that each geographic region is proceeding on schedule as planned. In the US and Bermuda, the Company's internal computer system and software is relatively modern and few costs have been or are expected to be incurred to bring those systems into compliance. In the U.K., the Company's internal systems and software were not as modern and the majority of the Company's Year 2000 costs in upgrading the Company's systems and software have been incurred in that region. Because of the Year 2000 issue, one large system in the U.K. was replaced in late 1998.

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

  The Company's insurance and reinsurance subsidiaries may also have an underwriting exposure to the Year 2000 phenomenon. Although the subsidiaries have not received any claims of coverage from insureds based on losses resulting from Year 2000 issues, there can be no assurance that insureds will be free from losses of this type or that these subsidiaries will be free from claims made under their policies.

  The total estimated cost of compliance is $0.8 million. Approximately $0.5 million of the cost is related to reprogramming or replacement of software, and approximately $0.3 million is related to acquisition of hardware. Costs related to non-information technology are expected to be immaterial. Approximately $0.5 million of the $0.8 million cost of compliance has been incurred as of the end of December 31, 1998. All of these costs are being funded through operating cash flows. Total costs have not had and are not expected to have a material impact on the Company's financial results.

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


ITEM 7A--MARKET RISK

  The Company's investment portfolio is comprised of fixed maturity investments, equity securities, and short term investments. The Company's exposure to market risk is primarily limited to changing interest rates, primarily in the United States, as all fixed maturity investments are denominated in U.S. dollars. The fair value of the fixed maturity investments as at December 31, 1998 was $17.1 million. A change in interest rates will affect the fair value of the Company's investments and will lead to fluctuations in "Accumulated Other Comprehensive Income" on the balance sheet. The Company does not use derivative financial instruments to manage market risk in its portfolio.

The table below (expressed in millions of U.S. dollars) presents the par value amounts and related weighted average interest rates by year of maturity for the Company's U.S. dollar denominated investment portfolio.

                                   1999   2000   2001   2002   2003   2004   2005   2006   2012   2019   2020   Total
                                   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   -----
Investments Fixed Maturity ($)      1.0    2.4    1.0    0.7    2.5    1.5    4.9    0.3    0.5    0.4    1.3    16.5
Weighted average interest rate      7.7%   6.9%   6.7%   7.5%   5.9%   5.5%   5.5%   6.0%   5.6%   6.3%   6.5%    6.2%

Given the limited value of balances and transactions in foreign currencies, the Company's exposure to foreign currency movements is considered to be insignificant

Item 8--Financial Statements and Supplementary Data

  Index to Consolidated Financial Statements and Related Notes:

                                                                             Page #
   Independent Auditor's Report............................................       22
   Consolidated Balance Sheets.............................................       23
   Consolidated Statements of Income and Comprehensive Income..............       24
   Consolidated Statements of Changes in Shareholders' Equity..............       25
   Consolidated Statements of Cash Flows...................................       26
   Notes to Consolidated Financial Statements..............................    27-47

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stirling Cooke Brown Holdings Limited and subsidiaries as at December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with United States generally accepted accounting principles.

/s/ KPMG Peat Marwick

KPMG Peat Marwick
Hamilton, Bermuda
March 5, 1999

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1997 and 1998
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                                        ASSETS                                               1997          1998
                                        ------                                           ------------  ------------
Marketable securities, at fair value (Note 5)
  Debt securities (amortized cost, 1997--$14,882, 1998--$16,722).......................     $ 14,971      $ 17,057
  Equity securities (cost, 1997--$454, 1998--$2,384)...................................          486         2,536
  Short term investments (amortized cost, 1997--$5,579, 1998--$9,643)..................        5,579         9,643
                                                                                            --------      --------
Total marketable securities............................................................       21,036        29,236
Cash and cash equivalents (Note 3).....................................................       50,631        68,165
Fiduciary funds-restricted (Notes 3 and 4).............................................       60,224        63,895
Insurance and reinsurance balances receivable (affiliates, 1997--$8,118, 1998--$9,994)
 (Notes 3, 4 and 18)...................................................................      211,339       382,417
Paid losses recoverable from reinsurers (Note 8).......................................        3,542         8,916
Outstanding losses recoverable from reinsurers (Notes 8 and 9).........................       23,072        48,146
Deferred acquisition costs.............................................................          579         2,286
Deferred reinsurance premiums ceded (Note 8)...........................................       12,503        18,711
Deferred tax asset (Note 12)...........................................................        1,109         1,755
Goodwill (Note 2(i))...................................................................        8,613         8,775
Other assets (Note 6)..................................................................       10,926        14,026
Assets related to deposit liabilities (Note 7).........................................        2,756         3,313
                                                                                            --------      --------
   Total assets........................................................................     $406,330      $649,641
                                                                                            ========      ========

                                      LIABILITIES
                                      -----------
Outstanding losses and loss expenses (Note 9)..........................................     $ 36,276      $ 66,117
Unearned premiums......................................................................       19,187        25,037
Deferred income........................................................................        2,853         3,992
Insurance and reinsurance balances payable (affiliates, 1997--$16,187, 1998--$957)
 (Notes 3, 4 and 18)...................................................................      251,713       438,456
Funds withheld.........................................................................        1,314         1,359
Accounts payable and accrued liabilities...............................................        6,170        10,719
Income taxes payable (Note 12).........................................................        2,958         3,016
Deposit liabilities (Note 7)...........................................................        2,756         3,313
                                                                                            --------      --------
   Total liabilities...................................................................      323,227       552,009
                                                                                            --------      --------

Contingencies (Note 19)

                                 SHAREHOLDERS' EQUITY
                                 --------------------
Share capital
 Authorized 20,000,000 ordinary shares of par value $0.25 each. Issued and fully paid
 9,863,372 ordinary shares (Note 10)...................................................        2,466         2,466
Additional paid in capital.............................................................       54,167        54,167
Accumulated other comprehensive income.................................................           63           319
Retained earnings......................................................................       27,074        41,914
                                                                                            --------      --------
                                                                                              83,770        98,866
Less: Ordinary shares in treasury (1997--40,000, 1998--87,000) at cost (Note 10).......         (667)       (1,234)
                                                                                            --------      --------
   Total shareholders' equity..........................................................       83,103        97,632
                                                                                            --------      --------
   Total liabilities and shareholders' equity..........................................     $406,330      $649,641
                                                                                            ========      ========

         See accompanying notes to consolidated financial statements.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
   (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)


                                                                     1996        1997        1998
                                                                   ---------  ----------  ----------
REVENUES
  Risk management fees (Note 2 (f))..............................    $34,061    $45,664     $55,580
  Net premiums earned (Note 8)...................................      8,754     11,790      17,774
  Net investment income (Note 5).................................      3,405      5,782       8,771
  Other income...................................................        841      2,074       2,968
                                                                     -------    -------     -------
     Total revenues..............................................     47,061     65,310      85,093
                                                                     -------    -------     -------
EXPENSES
  Net losses and loss expenses incurred (Notes 2(e) and 9).......      6,765     10,951      17,271
  Acquisition costs..............................................      1,837      1,344       3,618
  Depreciation and amortization of capital assets................      1,018      1,199       1,562
  Amortization of goodwill.......................................        423        707         740
  Salaries and benefits..........................................     13,106     18,503      22,805
  Other operating expenses.......................................     11,713     16,688      19,289
                                                                     -------    -------     -------
     Total expenses..............................................     34,862     49,392      65,285
                                                                     -------    -------     -------
Income before taxation...........................................     12,199     15,918      19,808
Taxation (Note 12)...............................................      2,281      2,925       3,790
                                                                     -------    -------     -------
Net income.......................................................    $ 9,918    $12,993     $16,018
                                                                     -------    -------     -------

Other comprehensive income (loss), net of tax:
  Unrealized holding gains arising during
  the year (net of tax of $75, $130 and $130)....................        147        188         314
  Less: reclassification adjustments for realized gains
  included in net income (net of tax of $0, $166 and $1).........         --       (272)        (58)
                                                                     -------    -------      ------
  Other comprehensive income (loss), net of tax..................        147        (84)        256
  Comprehensive income...........................................    $10,065    $12,909     $16,274
                                                                     =======    =======     =======

Net income per share (Note 13)...................................      $1.22      $1.55       $1.63
                                                                     =======    =======     =======
Net income per share assuming dilution (Note 13).................      $1.19      $1.53       $1.63
                                                                     =======    =======     =======

         See accompanying notes to consolidated financial statements.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
   (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                       1996          1997          1998
                                                                      -------       -------       -------
Ordinary shares of par value $0.25 each
  Balance at beginning of year..................................      $ 1,000       $ 1,500       $ 2,466
  Issuance of shares............................................          500           344            --
  Options exercised.............................................           --           150            --
  Cancellation of ordinary shares in treasury...................           --          (100)           --
  Reclassification of ordinary shares subject to redemption.....           --           572            --
                                                                      -------       -------       -------
  Balance at end of year........................................      $ 1,500       $ 2,466       $ 2,466
                                                                      -------       -------       -------
Additional paid in capital
  Balance at beginning of year..................................      $    --       $12,319       $54,167
  Issuance of shares............................................       12,319        26,488            --
  Proceeds from exercise of options in excess of par............           --         1,475            --
  Issuance of shares (conversion of Class A)....................           --           (72)           --
  Reclassification of ordinary shares subject to redemption.....           --        13,957            --
                                                                      -------       -------       -------
  Balance at end of year........................................      $12,319       $54,167       $54,167
                                                                      -------       -------       -------
Notes receivable
  Balance at beginning of year..................................      $    --       $    --       $    --
  Receivable on exercise of options.............................           --        (1,625)           --
  Repayment of notes............................................           --         1,625            --
                                                                      -------       -------       -------
  Balance at end of year........................................      $    --       $    --       $    --
                                                                      -------       -------       -------
Accumulated other comprehensive income
  Balance at beginning of year..................................      $    --       $   147       $    63
  Change in unrealized gain.....................................          147           (84)          256
                                                                      -------       -------       -------
  Balance at end of year........................................      $   147       $    63       $   319
                                                                      -------       -------       -------
Retained earnings
  Balance at beginning of year..................................      $ 6,055       $15,973       $27,074
  Net income....................................................        9,918        12,993        16,018
  Dividends.....................................................           --            --        (1,178)
  Cancellation of ordinary shares in treasury...................           --        (1,892)           --
                                                                      -------       -------       -------
  Balance at end of year........................................      $15,973       $27,074       $41,914
                                                                      -------       -------       -------
Treasury stock
  Balance at beginning of year..................................      $    --       $  (938)      $  (667)
  Purchase of ordinary shares in treasury.......................         (938)       (1,807)         (567)
  Sale of ordinary shares from treasury.........................           --            86            --
  Cancellation of ordinary shares in treasury...................           --         1,992            --
                                                                      -------       -------       -------
  Balance at end of year........................................      $  (938)      $  (667)      $(1,234)
                                                                      -------       -------       -------
  Total shareholders' equity....................................      $29,001       $83,103       $97,632
                                                                      =======       =======       =======

  Dividends per share were $0, $0 and $0.12 for the years ended December 31, 1996, 1997 and 1998, respectively.

         See accompanying notes to consolidated financial statements.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                                          1996          1997           1998
                                                                                        --------      ---------      ---------
Operating activities
Net income..........................................................................    $  9,918      $  12,993      $  16,018
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization of capital assets...................................       1,018          1,199          1,562
  Net gain on sale of subsidiaries..................................................          --           (478)            --
  Amortization of goodwill..........................................................         423            707            740
  Amortization of marketable securities.............................................         (10)           197             68
  Net realized gains on sale of marketable securities...............................          --           (438)           (59)
  Equity in income of affiliates....................................................        (282)        (1,266)        (2,631)
  Gain on sale of capital assets....................................................          --             --            (67)
Changes in non cash operating assets and liabilities:
  Fiduciary funds...................................................................     (18,349)       (13,245)        (3,671)
  Insurance and reinsurance balances receivable.....................................     (30,292)      (115,935)      (170,926)
  Paid losses recoverable from reinsurers...........................................        (731)        (2,811)        (5,374)
  Outstanding losses recoverable from reinsurers....................................      (5,159)        (6,484)       (25,074)
  Deferred acquisition costs........................................................       1,436           (408)        (1,707)
  Deferred reinsurance premiums ceded...............................................        (762)        (5,281)        (6,208)
  Other assets......................................................................        (942)        (3,620)        (1,405)
  Deferred tax asset................................................................         141           (801)          (710)
  Assets related to deposit liabilities.............................................        (579)         1,292           (557)
  Outstanding losses and loss expenses..............................................       9,916         11,975         29,841
  Unearned premiums.................................................................         938          6,672          5,850
  Insurance and reinsurance balances payable........................................      47,065        120,887        186,743
  Funds withheld....................................................................        (355)           (69)            45
  Accounts payable and accrued liabilities..........................................         893          2,431          4,467
  Income taxes payable..............................................................        (559)           782             58
  Deferred income...................................................................         522          1,060          1,139
  Deposit liabilities...............................................................         579         (1,292)           557
                                                                                        --------      ---------      ---------
    Net cash provided by operating activities.......................................      14,829          8,067         28,699
                                                                                        --------      ---------      ---------
Investing activities
  Purchase of capital assets........................................................      (1,446)        (1,619)        (2,899)
  Sale of capital assets............................................................          58             88            229
  Purchase of debt securities.......................................................     (13,751)          (318)       (12,584)
  Purchase of equity securities.....................................................         (39)        (3,977)        (2,530)
  Purchase of short-term investments, net...........................................        (120)        (5,459)        (4,064)
  Proceeds on sale of debt securities...............................................       2,273          4,190         10,680
  Proceeds on sale of equity securities.............................................          15          7,262            658
  Purchase of subsidiaries, net of cash acquired....................................        (290)        (1,197)        (1,055)
  Cash received upon sale of subsidiaries...........................................          --            861             --
  Investments in affiliates.........................................................        (134)          (198)            --
  Dividends received from affiliates................................................          --            593          2,145
                                                                                        --------      ---------      ---------
    Cash (used) provided by investing activities....................................     (13,434)           226         (9,420)
                                                                                        --------      ---------      ---------
Financing activities
  Dividends.........................................................................          --             --         (1,178)
  Net proceeds of subscription to share capital subject to redemption...............      14,457             --             --
  Net proceeds from subscriptions to share capital..................................          --         26,832             --
  Proceeds from exercise of options.................................................          --          1,625             --
  Purchase of ordinary shares in treasury...........................................        (938)        (1,807)          (567)
  Sales of ordinary shares in treasury..............................................          --             86             --
                                                                                        --------      ---------      ---------
    Cash provided (used) by financing activities....................................      13,519         26,736         (1,745)
                                                                                        --------      ---------      ---------
Increase in cash and cash equivalents...............................................      14,914         35,029         17,534
Cash and cash equivalents at beginning of year......................................    $    688      $  15,602      $  50,631
                                                                                        --------      ---------      ---------
Cash and cash equivalents at end of year............................................    $ 15,602      $  50,631      $  68,165
                                                                                        ========      =========      =========
Supplemental disclosure of cash flow information
    Cash paid during the year for income taxes......................................    $  1,928      $   3,755      $   3,275
                                                                                        ========      =========      =========

          See accompanying notes to consolidated financial statements.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1997 AND 1998
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)


1. GENERAL

  Stirling Cooke Brown Holdings Limited (the "Company") was incorporated in Bermuda on December 12, 1995. The Company is a holding company which, through its subsidiaries, provides risk management services and products. The Company provides its range of services to independent insurance carriers and reinsurance companies as well as directly to the insureds. The Company arranges reinsurance for its products as well as for those offered by independent U.S.-based insurance carriers active in the workers compensation, occupational accident and health and casualty insurance markets. In January 1996, the Company acquired all the outstanding common shares of Realm Investments Ltd. in exchange for 1,999,980 of its newly issued ordinary shares. The Company also acquired, in September 1996, its own United States domiciled insurance company Realm National Insurance Company ("Realm National") which, together with the Company's Bermuda based reinsurance company, writes insurance and reinsurance business. The Company specializes in the North American occupational accident and workers' compensation alternative risk transfer markets.

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

  On December 2, 1997, the Company and certain Selling Shareholders consummated an initial public offering of 3,421,250 ordinary shares. Of these shares, 1,375,000 were sold by the Company and 2,046,250 were sold by Selling Shareholders. Net proceeds of $26,832 were received by the Company upon consummation of the initial public offering.

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

 b) Marketable securities

  Marketable securities comprise investments in debt and equity securities and short term investments. All investments are classified as available for sale and are carried at fair value. The difference between fair value and amortized cost/cost is recorded as accumulated other comprehensive income as a separate component of shareholders' equity, net of applicable deferred income taxes. Bond discounts and premiums are amortized over the remaining term of the securities. Such amortization is included as a component of net investment income in the consolidated statements of income. Realized gains and losses are determined

                     STIRLING COOKE BROWN HOLDINGS LIMITED
on the basis of specific identification. Investment income is recorded as earned and accrued to the balance sheet date.


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


 e) Losses and loss expenses

  Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable of $6,775, $16,866 and $44,312 for the years ended December 31, 1996, 1997 and 1998 respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liability associated with the reinsured policy. Outstanding losses recoverable are shown separately on the consolidated balance sheets.

  Reserves are established for losses and loss expenses relating to claims which have been reported. In addition, reserves are established, in consultation with the Company's independent actuaries, for losses which have occurred but have not yet been reported to the Company and for adverse development of reserves on reported losses. Management believes that the resulting provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred; however, such a provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. The Company has limited historical loss experience available to serve as a reliable basis for the estimation of ultimate losses. It is at least reasonably possible that management will revise the estimate of outstanding losses and loss expenses significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.


 f) Risk management fees

                                                             For the Years Ended
                                                       -------------------------------
                                                                December 31,
                                                       -------------------------------
                                                         1996       1997       1998
                                                       ---------  ---------  ---------
      Brokerage fees and commissions.................    $20,117    $23,965    $26,968
      Managing general agency fees...................      6,016     11,391     14,743
      Underwriting management fees...................      4,045      4,022      3,357
      Program and captive management fees............      1,625      2,876      3,908
      Loss control and audit fees....................      2,039      2,627      4,508
      Policy issuance fees...........................        219        783      2,096
                                                         -------    -------    -------
            Total risk management fees...............    $34,061    $45,664    $55,580
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

     (ii) Managing general agency fees are included within Program Business revenue, and are reported net of commission expense to agents and are initially recorded as of the effective date of the related insurance policy. Fee income on installment premiums is recognized periodically when the installment is billed. Such fees are recognized in income over the period that services are performed in accordance with the Company's contractual obligations, typically ranging up to five years, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon the Company's claims handling experience over recent years. Any subsequent adjustments, including adjustments due to policy cancellation and premium adjustments, are recorded when advised by the client or agent. The portion that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

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

     (iv) Program and captive management fees are included within Program Business revenue, and are initially recorded as of the effective date of the insurance policy or, in the case of installment premiums, when the installment is billed and are recognized in income over the period of the underlying policy (which is typically one year) in proportion to the level of services provided in accordance with the Company's contractual obligations. Any subsequent adjustments are recognized in income when advised by the client or agent. The portion of recorded management fees that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

     (v) Loss control and audit fees are included within Program Business revenue, and comprise claims administration handling, loss and safety control fees and premium audit fees. Such fees are recorded as the fees are billed and are recognized in income over the period that services are performed in accordance with the Company's contractual obligations, typically ranging up to five years depending on the type of service provided, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon the Company's claims handling experience over recent years. The proportion that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

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

                     STIRLING COOKE BROWN HOLDINGS LIMITED

h) Investments in affiliates

  The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method if the Company is able to exert significant influence upon such companies. Other investments in affiliates are carried at cost. Investments in affiliates of $1,350 and $1,982 for the years ended December 31, 1997 and 1998, respectively, are recorded in other assets. The Company's equity share in the net income of affiliates, for the years ended December 31, 1996, 1997 and 1998 of $282, $1,266 and $2,631
respectively, is included in other income. Dividends received from affiliated companies of $0, $593 and $2,145 during 1996, 1997 and 1998, respectively, are recorded as a reduction in the carrying value of the investment.

i) Goodwill

  Goodwill in the amount of $8,613 and $8,775 at December 31, 1997, and 1998, respectively, represents the excess of purchase price over fair value of net assets acquired. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally 5 to 20 years. Accumulated amortization at December 31, 1997 and 1998 is $1,130 and $1,870, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

j) Capital assets and depreciation

  Capital assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over four to five years, which is the estimated useful lives of the related assets.

k) Earnings per share

  Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards No. 128. Net income per share is calculated by dividing income available to ordinary shareholders by the weighted average number of ordinary shares outstanding. The ordinary shares which were subject to redemption are included in the computation of the weighted average number of outstanding ordinary shares since they have identical rights. Shares held in treasury are not considered outstanding for purposes of the computation. Net income per share assuming dilution is computed by dividing income available to ordinary shareholders by the weighted average number of ordinary shares and potentially dilutive securities such as stock options. The dilutive effect of options are reflected in the computation by application of the treasury stock method.

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

                     STIRLING COOKE BROWN HOLDINGS LIMITED

m) Foreign exchange

  The United States Dollar is the Company's functional currency. Foreign currency monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date. Fixed assets and deferred income are translated at their historical exchange rates. Foreign currency revenues and expenses are translated at exchange rates in effect at the date of the transaction. Net exchange gains of $559, $311 and $223 are included in other income for the years ended December 31, 1996, 1997 and 1998, respectively.


n) Derivative financial instruments

  The Company is party to certain derivative financial instruments, being forward foreign exchange contracts which are used to manage foreign currency exposures on non-U.S. dollar denominated assets and liabilities. The Company does not engage in derivatives for any other purpose. Forward foreign exchange contracts are recorded at their fair value. The fair values of open contracts at the balance sheet dates are based on the quoted market prices of forward contracts with similar maturities. Changes in fair values are recognized in other income as appropriate in the period in which the changes occur. Amounts receivable or payable on open positions are recorded in other assets or accounts payable and accrued liabilities as appropriate. See Note 14(c).


o) Stock compensation plans

  As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense for stock option grants to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is recorded over the shorter of the vesting or service period.


p) Accounting pronouncements

  In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3. "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets representing future recoveries of assessments through premium tax offsets or policy surcharges. The SOP is effective for fiscal years beginning after December 15, 1998. The Company does not anticipate the statement to have a significant impact on the Company's financial position or results of operations.

  During 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5. "Reporting on the costs of start-up activities." The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle to be recorded in the statement of income for the quarter ended March 31, 1999 will be approximately $495.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all quarters of fiscal years beginning after June 15, 1999. Given the limited number of transactions currently entered into by the

                     STIRLING COOKE BROWN HOLDINGS LIMITED

Company that are covered by the Statement, the Company does not anticipate any significant changes to its current financial reporting.

  In November 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-7. "Deposit accounting: Accounting for Insurance and Reinsurance Contracts that do not transfer risk." This SOP provides accounting guidance for insurance and reinsurance contracts that do not transfer risk, as determined by the provisions of SFAS 113. The Company is currently reviewing the impact of this standard on its financial reporting.

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains and losses on available for sale investments, and is presented in the Consolidated Statement of Income and Comprehensive Income. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

  In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. This disclosure is located within Note 15.


3. LETTERS OF CREDIT AND ASSETS HELD IN TRUST

  In the normal course of reinsurance operations the Company's bankers have issued letters of credit totalling $12,226 and $13,141 at December 31, 1997 and 1998, respectively in favor of ceding insurance companies. At December 31, 1997 and 1998, $12,226 and $13,141, respectively, of cash and cash equivalents were pledged as collateral for these letters of credit.

  One of the Company's subsidiaries is registered with the Society of Lloyd's as a registered Lloyd's Broker. As required by Lloyd's Brokers Byelaw (No. 5 of
1988), the subsidiary has entered into a trust deed under which all insurance broking account assets are subject to a floating lien held in trust for the Society of Lloyd's for the benefit of the insurance creditors. Insurance and reinsurance balances payable covered by the floating lien at December 31, 1997 and 1998, amounted to $95,279 and $139,216, respectively, including relevant creditors of other subsidiaries. The purpose of the trust deed is to provide security to the Lloyds Broker's insurance creditors in the event of the Brokers insolvency by creating a charge over the Broker's insurance transaction assets. The lien becomes enforceable only in the event the Lloyds Broker becomes insolvent or breaches Lloyds solvency rules or regulations. The assets which were subject to this floating lien at December 31, 1997 and 1998 were:

                                                                    1997       1998
                                                                  --------  ---------
               Fiduciary funds.................................   $13,872    $ 22,797
               Insurance and reinsurance balances
                receivable.....................................    83,937     117,753
                                                                  -------    --------
                                                                  $97,809    $140,550
                                                                  =======    ========


4. FIDUCIARY ASSETS AND LIABILITIES

  In its various capacities as an insurance intermediary, the Company acts as a conduit for insurance and reinsurance premiums from insureds and other intermediaries, and after deducting its risk management fee and, where appropriate, surplus lines taxes and stamping fees, remits the premium to the respective insurance company or underwriter. Additionally, the Company acts as a conduit for loss payments. Pending the remittance of such funds to the insurance company or underwriter in accordance with the applicable insurance contract, the Company holds collected funds in its own segregated bank accounts and is entitled to any accrued interest on such funds. The obligation to remit these funds is recorded as insurance and

                     STERLING COOKE BROWN HOLDINGS LIMITED
reinsurance balances payable on the Company's balance sheet. The period for which the Company holds such funds is dependent upon the date the insured remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

5. Marketable securities

  a) The cost/amortized cost and estimated fair value of marketable securities held as available for sale are as follows:

                                                                                     1997
                                                                      -----------------------------------
                                                                   COST/      GROSS        GROSS     ESTIMATED
                                                                 ---------  ----------  -----------  ---------
                                                                 AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                                                 ---------  ----------  -----------  ---------
                                                                   COST       GAINS       LOSSES       VALUE
                                                                 ---------  ----------  -----------  ---------
U.S. Treasury securities and obligations of U.S. Government
 agencies......................................................    $ 5,082        $107   $       --    $ 5,189
Foreign government.............................................      1,032           1           20      1,013
Obligations of states and political subdivisions...............         75          --           --         75
Corporate securities...........................................      8,693           2            1      8,694
                                                                   -------        ----  -----------    -------
Debt securities................................................     14,882         110           21     14,971
Equity securities..............................................        454          32           --        486
Short term investments.........................................      5,579          --           --      5,579
                                                                   -------        ----  -----------    -------
     Total.....................................................    $20,915        $142   $       21    $21,036
                                                                   =======        ====  ===========    =======

                                                                                    1998
                                                                      ----------------------------------
                                                                   COST/      GROSS        GROSS     ESTIMATED
                                                                 ---------  ----------  -----------  ---------
                                                                 AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                                                 ---------  ----------  -----------  ---------
                                                                   COST       GAINS       LOSSES       VALUE
                                                                 ---------  ----------  -----------  ---------
U.S. Treasury securities and obligations Of U.S. Government
 agencies......................................................    $ 5,694        $152   $       --    $ 5,846
Foreign government.............................................         29           1           --         30
Obligations of states and political subdivisions...............      6,897          90           --      6,987
Corporate securities...........................................      4,102          92           --      4,194
                                                                   -------        ----  -----------    -------
Debt securities................................................     16,722         335           --     17,057
Equity securities..............................................      2,384         152           --      2,536
Short term investments.........................................      9,643          --           --      9,643
                                                                   -------        ----  -----------    -------
     Total.....................................................    $28,749        $487   $       --    $29,236
                                                                   =======        ====  ===========    =======

  A deferred tax liability of $39 and $168 at December 31, 1997 and 1998, respectively, has been provided against unrealized gains on marketable securities held as "available for sale" which has been presented net as accumulated other comprehensive income within shareholders' equity.


  b) The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              1998
                                                      --------------------
                                                      AMORTIZED  ESTIMATED
                                                      ---------  ---------
                                                        COST     FAIR VALUE
                                                      ---------  ----------
      Due in one year or less.......................    $ 1,105    $ 1,117
      Due after one year through five years.........      6,713      6,880
      Due after five years through ten years........      6,675      6,816
      Due after ten years through twenty years......        540        548
      Due after twenty years........................      1,689      1,696
                                                        -------    -------
                                                        $16,722    $17,057
                                                        =======    =======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

   c) Proceeds from sales of investments in debt securities during 1997 and 1998 were $4,190 and $10,680, respectively. Proceeds from sales of investments in equity securities during 1997 and 1998 were $7,262 and $658, respectively. There was $5 of realized losses and $443 of realized gains during 1997. There was $0 of realized losses and $59 of realized gains during 1998.

   d) At December 31, 1997 and 1998, debt securities having an amortized cost of $2,925 and $2,878 respectively, were on deposit with government authorities as required by law.

   e) At December 31, 1997 and 1998, there were no individual investments, other than investments in U.S. Government securities, which exceeded 10% of shareholders' equity.

   f) Net investment income by source is as follows:

                                                                   1996       1997       1998
                                                                  ------     ------     ------
      Debt securities...........................................  $  134     $1,029     $  731
      Equity securities.........................................      67         70         52
      Cash, cash equivalents and short-term investments.........   3,216      4,754      8,068
      Other.....................................................       1          2         16
                                                                  ------     ------     ------
      Total investment income...................................   3,418      5,855      8,867
      Less applicable expenses..................................      13         73         96
                                                                  ------     ------     ------
         Net investment income..................................  $3,405     $5,782     $8,771
                                                                  ======     ======     ======

6. OTHER ASSETS

 a) Capital assets

   Included within other assets are capital assets as follows:

                                           1997                             1998
                              ------------------------------  --------------------------------
                                      ACCUMULATED   NET BOOK           ACCUMULATED   NET BOOK
                                      ------------  --------           ------------  --------
                               COST   DEPRECIATION   VALUE     COST    DEPRECIATION    VALUE
                              ------  ------------  --------  ------   ------------  --------
Furniture and fixtures...     $1,266     $  580     $  686     $1,732       $  875    $  857
Computer equipment.......      3,305      1,664      1,641      4,598        2,409     2,189
Office equipment.........        700        341        359        973          483       490
Motor vehicles...........        950        491        459      1,321          482       839
                              ------     ------     ------     ------       ------    ------
     Total...............     $6,221     $3,076     $3,145     $8,624       $4,249    $4,375
                              ======     ======     ======     ======       ======    ======


 b) Investment in affiliates

   Included within other assets are investments in affiliates. Summarized condensed financial information of a Bermuda based underwriting management company, a 39% owned affiliate, which is accounted for by the equity method, is as follows:


                                                    1996      1997     1998
                                                   ------    ------   ------
INCOME STATEMENT DATA
  Underwriting management fees...............      $1,191    $3,959   $8,057
  Interest income............................          63        88      195
  Net income.................................         633     3,294    7,250
  Company's share of net income..............      $  247    $1,285   $2,828
                                                   ======    ======   ======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                                                                  DECEMBER 31,
                                                               -----------------
                                                                 1997      1998
                                                               -------   -------
BALANCE SHEET DATA
Cash and cash equivalents.....................                 $ 1,224   $ 1,785
Fiduciary cash................................                   2,267     5,782
Insurance balances receivable.................                  12,821     4,925
Other assets..................................                      60        85
                                                               -------   -------
     Total assets.............................                 $16,372   $12,577
                                                               -------   -------
Insurance balances payable....................                 $13,179   $ 6,835
Deferred income...............................                     496     1,543
Other liabilities.............................                      56       105
Shareholders' equity..........................                   2,641     4,094
                                                               -------   -------
     Total liabilities and shareholders' equity                $16,372   $12,577
                                                               =======   =======

     Company's share of shareholders' equity..                 $ 1,030   $ 1,597
                                                               =======   =======

   The Company received dividends from this affiliate of $0, $593 and $2,145 during 1996, 1997 and 1998, respectively.


7. DEPOSIT LIABILITIES AND RELATED ASSETS

   Certain of the Company's reinsurance contracts, referred to as rent-a-captive programs, do not satisfy the conditions for reinsurance accounting as the maximum exposure to loss is fully funded by premium, cash and other collateral and indemnity agreements. Accordingly, these contracts are accounted for as deposit liabilities. The assets related to these programs represent funds under management as the insured retains the risks and rewards of ownership. Such assets are recorded as assets related to deposit liabilities in the consolidated balance sheets. These assets comprised cash and short-term deposits at December 31, 1997 and 1998. The Company receives a fee based on a percentage of premiums written and investment income earned for structuring and providing ongoing management of the programs.

   In addition, deposit liabilities and related assets include $2,459 and $2,687 of deposits received from customers as security for the timely payment of premiums for workers' compensation insurance at December 31, 1997 and 1998, respectively. The deposit is restricted from use by the Company, and is the property of the customer. The deposit is refunded to the customer after the policy expires or is canceled and all claims related to the insurance policy have been settled. The interest income earned by these restricted deposit accounts is the property of the customer, and is therefore excluded from the Company's operating results.


8. REINSURANCE ASSUMED AND CEDED

   The Company accounts for reinsurance assumed and ceded in accordance with SFAS 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". Net premiums earned are the result of the following:

                                                                    1996          1997         1998
                                                                ------------  ------------  -----------
      Premiums written........................................      $ 4,009       $21,743      $48,625
      Premiums assumed........................................       12,467        14,115       11,806
      Change in unearned premiums.............................         (938)       (6,672)      (5,850)
                                                                    -------       -------      -------
      Premiums earned.........................................       15,538        29,186       54,581
                                                                    -------       -------      -------
      Premiums ceded..........................................        7,546        22,677       43,015
      Change in deferred reinsurance premiums ceded...........         (762)       (5,281)      (6,208)
                                                                    -------       -------      -------
      Net premiums ceded......................................        6,784        17,396       36,807
                                                                    -------       -------      -------
      Net premiums earned.....................................      $ 8,754       $11,790      $17,774
                                                                    =======       =======      =======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

     The Company, in the ordinary course of business, reinsures certain risks with other companies. Such arrangements serve to enhance the Company's capacity to write business and limit the Company's maximum loss on large or unusually hazardous risks.

     Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1998, the Company is in dispute with certain of its reinsurers in respect of amounts due under retrocessional coverages. Management believes that approximately $2.5 million (1997 - $0) of paid and outstanding losses recoverable from reinsurers is uncollectible and has established a provision for doubtful recoveries accordingly. This provision of $2.5 million against reinsurance recoveries of $13.4 million represents management's best estimate at this time of a shortfall in recoveries. This provision is included in the balance sheet as a component of paid and outstanding losses recoverable from reinsurers. The provision is necessarily an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or lesser than the provision established. It is reasonably possible that management will revise this estimate significantly in the near term. Any subsequent differences arising will be recorded in the period in which they occur.

     At December 31, 1998 there was an amount due from one reinsurer that totaled $17,276. This reinsurer is rated `Superior' by A.M. Best. At December 31, 1997 there were no amounts due from any individual reinsurer in excess of 10% of the Company's shareholders' equity.

     The Company recognizes reinsurance recoveries when the associated loss is booked.

     Realm National Insurance Company ("Realm National"), a subsidiary of the Company, has written property and workers compensation business since its acquisition. Realm National's workers' compensation business is subject to quota share reinsurance whereby it retains 25% of the first $1,000. Realm National's retention under the quota share treaty is further protected by common account excess coverage in excess of $3. Realm National purchases excess loss coverage on an occurrence basis up to $200,000.

     Realm National has also purchased a standard property reinsurance program whereby Realm National retains 25% of the first $1,000 on any one risk and purchased facultative per risk reinsurance for limits above $1,000 to $200,000. In addition, Realm National's net retained line is further protected by a per risk excess of loss cover which reduces the maximum loss on any one risk to $125.

     Comp Indemnity Reinsurance Company Limited ("CIRCL"), a subsidiary of the Company, assumes various quota shares of workers' compensation, employers' liability on both a primary and excess basis, bodily injury, difference in conditions, general liability risks, and property written on a treaty basis. CIRCL's exposure under the reinsurance contracts assumed is limited in most instances to $25 and $1,000 per occurrence for workers' compensation and employers liability, respectively and is subject to an annual aggregate limit based on various percentages of original gross written premium income. CIRCL further limits its exposure through the purchase of reinsurance protection for certain risks covering losses in excess of $1 and $50 per occurrence for workers' compensation and employers' liability.


9. OUTSTANDING LOSSES AND LOSS EXPENSES

  Outstanding losses and loss expenses relate to the insurance activities of CIRCL and Realm National.

  The changes in outstanding losses and loss expenses are summarized as follows:

                                                          1996        1997          1998
                                                        ---------  -----------  ------------
  Balance beginning of year...........................    $ --       $ 24,301      $ 36,276


                     STIRLING COOKE BROWN HOLDINGS LIMITED

  Less outstanding losses recoverable..............         --     (16,588)    (23,072)
  Net balance for CIRCL, at acquisition............      1,270          --          --
  Net balance for Realm National, at acquisition...      1,687          --          --
                                                       -------    --------    --------
  Net balance......................................      2,957       7,713      13,204
                                                       -------    --------    --------
  Incurred related to:
        Current year...............................      6,515      10,174      12,578
        Prior years................................        250         777       4,693
                                                       -------    --------    --------
        Total incurred.............................      6,765      10,951      17,271
                                                       -------    --------    --------
  Paid related to:
        Current year...............................      1,334       2,011       3,066
        Prior years................................        675       3,449       9,438
                                                       -------    --------    --------
           Total paid..............................      2,009       5,460      12,504
                                                       -------    --------    --------
  Net balance......................................      7,713      13,204      17,971
  Plus outstanding losses recoverable..............     16,588      23,072      48,146
                                                       -------    --------    --------
        Balance at end of year.....................    $24,301    $ 36,276    $ 66,117
                                                       =======    ========    ========

     The adverse development during 1998 on prior years reflects primarily an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry, and the provision for doubtful recoveries of $2,500 discussed in Note 8. The adverse development during 1997 on prior years primarily represents an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry.


10. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

     The Company's authorized share capital at December 31, 1997 and 1998 comprised 20,000,000 ordinary shares of par value $0.25 each of which 9,863,372 ordinary shares were issued and fully-paid at that date. The Company's authorized share capital at December 31, 1996 comprised 8,048,000 ordinary shares of par value $0.25 each and 25 Class "A" non-voting shares with a par value of $1 each, of which 8,000,000 ordinary shares and 25 Class "A" non-voting shares were issued and fully-paid at that date.

     As discussed in Note 1 to the consolidated financial statements, during 1996, the Company issued 1,999,980 shares in exchange for 100% of the share capital of Realm Investments Ltd. The fair value assigned to the shares issued was $12,819. The excess of the fair value of the shares issued over par value was recorded in additional paid in capital. This represents a non-cash financing and investing activity for the purpose of the statements of cash flows. The Company also issued 2,000,000 ordinary shares and 25 Class "A" non-voting shares to a private investor group. Contemporaneously, the private investor group also acquired additional ordinary shares from existing shareholders on a pro-rata basis, such that the private investor group's total ownership represented 32.5% of the total number of issued ordinary share capital at that time.

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

                     STIRLING COOKE BROWN HOLDINGS LIMITED

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

     On June 30, 1997, the shareholders exercised their options to purchase 600,000 ordinary shares in the Company (see Note 11 to the consolidated financial statements) at an exercise price of $2.71 per share. Contemporaneously, 288,888 ordinary shares of par value of $0.25 each were issued to the holders of the Class "A" shares pursuant to certain anti-dilution rights, and the Class "A" shares were repurchased by the Company for nominal consideration. The $72 excess of the par value of the ordinary shares issued over the original par value of the Class "A" shares was recorded as a deduction from additional paid in capital. On the same date the Company loaned the shareholders $1,625, an amount equal to the aggregate exercise price of the options. Such loans were evidenced by promissory notes, bearing interest at 7% per annum until maturity in June 1998 or earlier in the event of early repayment. Included within notes receivable was $325, $866 and $109 due from Messrs. Cooke, Brown and Jones, respectively. The loans were repaid in full in December 1997 following the successful completion of the IPO of the Company's ordinary shares.

     On December 2, 1997, the Company and certain Selling Shareholders consummated the IPO of 3,421,250 ordinary shares at $22 per share. Of these shares 1,375,000 were sold by the Company and 2,046,250 were sold by Selling Shareholders. The Company received net proceeds of $26,832 after deducting underwriting commissions of $2,117 and expenses of $1,301 relating to the issue.

     In December 1997, under a put and call option originally granted in April 1997, the Company purchased 40,000 ordinary shares for a total cost of $667. These shares were held as treasury stock at December 31, 1997 and 1998.

     In October 1998, the Company purchased a further 47,000 of its ordinary shares on the open market for a total cost of $567. These shares were held as treasury stock at cost at December 31, 1998.

11. STOCK OPTIONS

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

                     STIRLING COOKE BROWN HOLDINGS LIMITED

        (ii) Options issued under Equity Incentive Plan

                On November 25, 1997 the Company granted 300,000 options to certain employees.

                The options have an exercise price of $22 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three year period and may be exercised at any time prior to November 25, 2007. All of these options were outstanding at December 31, 1997 and 1998.

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

                                                                  1996     1997      1998
                                                                 ------   -------   -------
      Net income--as reported.................................   $9,918   $12,993   $16,018
      Net income--pro forma...................................   $9,918   $12,926   $14,820
      Net income per share--as reported.......................   $ 1.22   $  1.55   $  1.63
      Net income per share--pro forma.........................   $ 1.22   $  1.54   $  1.51
      Net income per share assuming dilution--as reported.....   $ 1.19   $  1.53   $  1.63
      Net income per share assuming dilution--pro forma.......   $ 1.19   $  1.52   $  1.51

     These pro forma compensation costs may not be representative of those to be expected in future years. As the options were granted on November 25, 1997, only approximately one month's compensation cost was expensed within the pro-forma net income for the year ended December 31, 1997.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

      Expected dividend yield................     0.55%
      Expected stock price volatility........    30.00%
      Risk-free interest rate................     5.00%
      Expected life of options...............   4 years

     There were no options granted during 1996 or 1998. The fair value of options granted during 1997 was $6.59 per share.


12. TAXATION

     Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed the Company will be exempted from taxation until the year 2016.

     Total income tax expense for the years ended December 31, 1996, 1997 and 1998 was allocated as follows:

                                                          1996     1997     1998
                                                         ------   ------   ------
      Income from continuing operations...............   $2,281   $2,925   $3,790
      Shareholders' equity (for unrealized gains on
        marketable securities)........................       75      (36)     129
                                                         ------   ------   ------
                                                         $2,356   $2,889   $3,919
                                                         ======   ======   ======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

Income tax expense attributable to income from continuing operations consists of:

                                                    CURRENT   DEFERRED   TOTAL
                                                    -------   --------   ------
             Year ended December 31, 1996
                  U.S. Federal and State.........    $  627    $ (339)   $  288
                  Foreign (U.K.).................    $1,993        --     1,993
                                                     ------    ------    ------
                                                     $2,620    $ (339)   $2,281
                                                     ======    ======    ======
             Year ended December 31, 1997
                  U.S. Federal and State.........    $  934    $ (809)   $  125
                  Foreign (U.K.).................     2,800        --     2,800
                                                     ------    ------    ------
                                                     $3,734    $ (809)   $2,925
                                                     ======    ======    ======
             Year ended December 31, 1998
                  U.S. Federal and State.........    $1,324    $ (753)   $  571
                  Foreign (U.K.).................     3,219        --     3,219
                                                     ------    ------    ------
                                                     $4,543    $ (753)   $3,790
                                                     ======    ======    ======

     Income tax expense attributable to income from continuing operations was $2,281, $2,925 and $3,790 for the years ended December 31, 1996, 1997 and 1998 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before taxation as a result of the following:

                                                                   1996       1997       1998
                                                                 --------   --------   --------
             Computed expected tax expense....................   $ 4,148    $ 5,412    $ 6,888
             Foreign income not subject to US taxes...........    (1,813)    (2,305)    (2,988)
             Income subject to tax at foreign rates...........       (55)      (200)       (99)
             Change in valuation allowance....................       190        (86)      (104)
             Miscellaneous permanent differences..............        56         98         94
             Acquired temporary difference....................      (320)        --         --
             State taxes......................................        75         80         79
             Utilization of acquired net operating losses.....        --        (74)       (80)
                                                                 -------    -------    -------
             Actual tax expense...............................   $ 2,281    $ 2,925    $ 3,790
                                                                 =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998, are presented below:

                                                                                     1997      1998
                                                                                    ------    ------
             Deferred tax assets:
                 Deferred revenue...............................................    $  687    $1,220
                 Discount on unearned premiums and outstanding loss reserves....       104       459
                 Deferred interest deductions...................................       316       280
                 Other..........................................................       145        --
                 Valuation allowance............................................      (104)       --
                                                                                    ------    ------
                                                                                     1,148     1,959
             Deferred tax liabilities:
                 Unrealized investment gains....................................       (39)     (168)
                 Other..........................................................        --       (36)
                                                                                    ------    ------
                 Net deferred tax asset.........................................    $1,109    $1,755
                                                                                    ======    ======

     Valuation allowances of $104 and $0 have been established against the deferred tax asset as of December 31, 1997 and 1998, respectively. There was no valuation allowance for deferred tax assets as of December 31, 1998, since it is management's belief that it is more likely than not that the deferred tax assets will be realized. However, the amount of deferred tax assets could be reduced in the near term if estimates of taxable income are reduced.

     The Company has not recognized a deferred tax liability for the undistributed earnings of its United States subsidiaries. (A 30% tax is generally imposed in the United States on dividends paid by United States corporations to non-United States shareholders). The Company does not expect those unremitted

                     STIRLING COOKE BROWN HOLDINGS LIMITED
earnings to become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as the receipt of dividends. The deferred tax liability relating to these unremitted earnings which is not recognized by the Company is approximately $200, $542 and $986 at December 31, 1996, 1997, 1998, respectively.


13. EARNINGS PER SHARE

  Earnings per share have been calculated in accordance with SFAS 128:

                                                                             1996         1997         1998
                                                                          ----------   ----------   ----------
      Net Income.......................................................   $    9,918   $   12,993   $   16,018
                                                                          ----------   ----------   ----------
      Weighted average number of ordinary shares outstanding...........    8,100,782    8,383,482    9,814,101
                                                                          ----------   ----------   ----------
      Net income per share.............................................   $     1.22   $     1.55   $     1.63
                                                                          ==========   ==========   ==========
      Income available to ordinary shareholders........................   $    9,918   $   12,993   $   16,018
                                                                          ----------   ----------   ----------
      Weighted average number of ordinary shares outstanding...........    8,100,782    8,383,482    9,814,101
      Plus: incremental shares from assumed exercise of options........      205,828      131,991       26,058
                                                                          ----------   ----------   ----------
      Adjusted weighted average number of ordinary shares outstanding..    8,306,610    8,515,473    9,840,159
                                                                          ----------   ----------   ----------
      Net income per share assuming dilution...........................   $     1.19   $     1.53   $     1.63
                                                                          ==========   ==========   ==========

  See Notes 10 and 11 to the consolidated financial statements for further discussion of share capital and share option transactions.


14. FINANCIAL INSTRUMENTS

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

     The estimates of fair values presented herein are subjective in nature and are not necessarily indicative of the amounts that the Company would actually realize in a current market exchange. Any differences

                     STIRLING COOKE BROWN HOLDINGS LIMITED
would not be expected to be material. Certain instruments such as prepaid expenses, other assets, goodwill and deferred expenses, deferred fee income, outstanding losses recoverable from reinsurers, and outstanding losses and loss expenses are excluded from fair value disclosure. Thus the total fair value amounts cannot be aggregated to determine the underlying economic value of the Company.


 b) Concentrations of credit risk and provision for doubtful accounts

     The Company's financial instruments exposed to possible concentrations of credit risk consist primarily of its cash and cash equivalents, paid and outstanding losses recoverable from reinsurers and insurance and reinsurance balances receivable.

     The Company maintains a substantial portion of its cash and cash equivalents in two financial institutions which the Company considers of high credit quality.

     Concentrations of credit risk with respect to other financial instruments are to some extent limited due to the number of reinsurers, agents and customers comprising the Company's receivable base. At December 31, 1998 there was an amount due from one reinsurer that totals $17,276 as discussed in Note 8. As at December 31, 1998, management believes that approximately $2,500 (1997 - $Nil) of paid and outstanding losses recoverable from reinsurers is uncollectible and has established a provision for doubtful accounts accordingly, as discussed in
Note 8.


 c) Forward foreign exchange contracts

     The Company's functional currency is the U.S. dollar; however, as the Company operates internationally, it has exposure to changes in foreign currency exchange rates. These exposures include net cash inflows on non-U.S. dollar denominated transactions.

     To manage the Company's exposure to these risks, the Company enters into forward foreign exchange contracts in the currencies to which the Company is exposed. These contracts generally involve the exchange of one currency for another at some future date. The Company had a notional principal amount outstanding of (Pounds)1,000 and (Pounds)Nil at December 31, 1997 and 1998, respectively, relating to contracts to buy British Pounds Sterling in the future. Net unrealized gains on the forward exchange contracts for the year ended December 31, 1997 and 1998 amounted to $83 and $Nil, respectively and have been accrued in other income and included in other assets in the consolidated balance sheets. A net realized gain (loss) of $465, $(22) and $182 is included in other income in the consolidated statements of income in respect of such contracts during the years ended December 31, 1996, 1997 and 1998, respectively.


15. SEGMENTAL INFORMATION

  (a) The Company has five main business segments; Brokerage, Program Business, Underwriting Management, Insurance, and Reinsurance. Brokerage companies design and arrange, for a fee or commission, insurance and reinsurance contracts which transfer risk and associated premium from one company to another. Program Business companies market and manage insurance products and programs developed by the Company on behalf of reinsurers. Underwriting Management companies underwrite and administer reinsurance business on behalf of a number of independent reinsurance companies. The insurance and reinsurance segments represent companies that retain risks and their revenues include premiums earned on insurance polices, investment income and policy issuance fees. Other includes the Company's holding companies, group services companies, and income earned from investments in affiliated companies (1996 - $282, 1997 - $1,266, 1998- $2,631). Intercompany transactions are recorded under normal terms of trade. Adjustments and eliminations to revenue are in respect of intersegment revenues that are eliminated at the consolidated level. Adjustments and eliminations to assets are primarily in respect of intersegment insurance balances receivable that are eliminated at the consolidated level.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                                                                                                           Adj. and
                                             Program   Underwriting                                       ----------
                            Brokerage       Business    Management    Insurance  Reinsurance      Other  eliminations       Total
                            ---------       --------   ------------   ---------  -----------      -----  ------------       -----
DECEMBER 31, 1996
 Revenues                      19,219         11,912         4,276        1,426        8,187      2,041            --      47,061
 Income before tax              5,980          3,091         2,790           51          201         86            --      12,199
 Assets                       138,297         15,282        32,736       45,423       22,798      9,676       (29,128)    235,084

DECEMBER 31, 1997
 Revenues                      23,385         19,770         4,174        5,399        9,382      3,200            --      65,310
 Income (loss) before tax       8,591          3,938         2,491          471           57        370            --      15,918
 Assets                       249,334         22,465        32,038       58,306       40,452     35,029       (31,294)    406,330

DECEMBER 31, 1998
 Revenues                      27,144         27,119         3,554       11,073       10,905      5,798          (500)     85,093
 Income (loss) before tax      11,501          5,187         1,689        1,169       (3,357)     3,619            --      19,808
 Assets                       462,420         35,015        38,179       94,843       58,761     47,123       (86,700)    649,641

     (b) Summarized financial information by geographic location of subsidiary for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                                                       Adjustments &
                                            Bermuda           U.K.          U.S.A.     eliminations  Consolidated
                                            -------          ------         ------     ------------- ------------
   REVENUES FOR THE YEAR ENDED
     December 31, 1996                       16,436          19,284         11,534          (193)        47,061
     December 31, 1997                       21,326          22,459         22,262          (737)        65,310
     December 31, 1998                       27,485          23,632         34,713          (737)        85,093

   IDENTIFIABLE ASSETS AT THE YEAR ENDED
     December 31, 1996                       68,306         139,494          60,825      (33,541)       235,084
     December 31, 1997                      119,066         250,668          85,006      (48,410)       406,330
     December 31, 1998                      178,489         477,639         127,851     (134,338)       649,641

     (c) The Company's Program Business companies market and manage insurance products and programs developed by the Company on behalf of independent insurance carriers. In addition, the Company, through its brokerage operations and managing general underwriters provide additional business and services to certain of these independent insurance carriers in respect of these products and other insurance and reinsurance policies. For the year ended December 31, 1996, 1997 and 1998 revenues received from one independent insurance carrier approximately accounted for the following percentage of total revenues.

                                                Program     Underwriting
                                               ---------    ------------
                                Brokerage       Business     Management     Insurance    Reinsurance   Other     Total
                                ---------      ---------     ----------     ---------    -----------   -----     ------
      December 31, 1996               28%            71%            82%            0%            93%     26%        55%
      December 31, 1997               22%            79%            89%            0%            83%     30%        51%
      December 31, 1998               19%            71%            94%            0%            74%     11%        43%

     The loss of this carrier could have a material adverse effect on the Company. However, the Company believes that the availability of alternative underwriting capacity at Realm National and other independent insurance carriers would reduce the impact of such a loss.

16. COMMITMENTS

     Future minimum lease payments under non-cancelable operating leases as at December 31, 1998 are as follows:

                     1999....................     $2,452
                     2000....................      2,142
                     2001....................      2,050
                     2002....................      1,737

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                      2003......................   1,467
                      2004 and thereafter.......   4,673
                                                  ------
                                                  14,521
                                                  ------

     Total rental expense for the years ended December 31, 1996, 1997 and 1998, was $1,319, $1,894, and $2,191, respectively.

     Certain lease commitments are subject to annual adjustment under escalation clauses, for real estate taxes and the landlord's operating expenses. Such adjustments will not be material to the Company.


17.  STATUTORY SURPLUS AND DIVIDEND RESTRICTIONS

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

          Realm National did not have any earned surplus available for the payment of dividends in 1997 and 1998 due to its statutory-basis accumulated deficit. Additionally, $21 and $21 of statutory surplus has been segregated as special funds as of December 31, 1997 and 1998 and will not become available for dividend payments until earned.

          Realm National's total capital and surplus and net income determined on a New York statutory basis are as follows:

                                                            1997       1998
                                                           -------    -------
             Total capital and surplus at December 31....  $18,991    $18,889
             Net income for year ended December 31.......  $   370    $   663

          By agreement with the Insurance Department of the State of New York, Realm National was restricted from declaring dividends for a two year period from September 5, 1996 the date upon which its acquisition by the Company was completed.

          c) The NAIC has a model law which establishes certain minimum risk-based capital ("RBC") requirements for property-casualty insurance companies. The RBC calculation serves as a benchmark for the regulation of insurance companies by state insurance regulators. The calculation specifies various formulas and weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk and are set forth in the RBC requirements. The capital of Realm National as of December 31, 1997 and 1998 exceeded the amount calculated using the RBC requirements.

          d) The Company's Bermuda reinsurance subsidiary, CIRCL, is required by its license to maintain capital and surplus greater than a minimum statutory amount determined as the greater of a percentage of outstanding losses and loss expenses (net of reinsurance recoverable) or a given fraction of net written premiums. At December 31, 1997 and 1998, respectively, CIRCL was required to maintain a

                     STIRLING COOKE BROWN HOLDINGS LIMITED
  minimum statutory capital and surplus of $1,680 and $2,135. Accordingly, approximately $1,664 of contributed surplus and retained earnings is restricted from distribution.

     CIRCL's total surplus and net loss determined on a Bermuda statutory basis is as follows:

                                                                  1997       1998
                                                                --------    --------
      Total surplus at December 31...........................    $2,261     $ 2,304
      Net loss for year ended December 31....................    $  (85)    $(3,558)

     CIRCL is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Certain categories of assets do not qualify as relevant assets under the statute. At December 31, 1997 and 1998, respectively, CIRCL was required to maintain relevant assets of at least $17,900 and $25,000. At that date relevant assets were approximately $23,900 and $35,600 and the minimum liquidity ratio was therefore met.

18.  RELATED PARTY TRANSACTIONS

     a) Amounts due from/to affiliates are interest free and unsecured with no fixed terms of repayment.

     b) Goldman, Sachs & Co. acted as a co-managing underwriter for the Company's IPO completed in December 1997, from which the underwriters received aggregate underwriting discounts of $5.3 million from the Company and selling shareholders.

     Goldman, Sachs & Co. or certain of their affiliates maintain certain contractual relationships with the Company and have provided investment banking services to the Company. Goldman, Sachs & Co. also provide investment management services to Realm National pursuant to a Corporate Account Agreement dated December 24, 1996 and received customary fees and expenses of approximately $20 during 1998 (1997 - $52) for such services.

19.  CONTINGENCIES

     (a) There currently are pending several arbitration proceedings in England between reinsurers and their ceding insurers relating to reinsurance transactions involving the personal accident excess of loss market ("LMX") for the years 1993, 1994, 1995 and 1996. Although, with one exception, neither the Company nor its subsidiaries are a party to any of these arbitrations, certain of the Company's subsidiaries acted as a reinsurance broker for ceding companies that are parties to certain of the arbitrations. The exception entails a subsidiary that is directly involved in an arbitration because it assumed the position of one of the reinsureds by way of portfolio transfer.

     The reinsurers have alleged that they sustained losses due to a spiral in the LMX market which was not disclosed to them by the ceding insurers or their reinsurance brokers. As a consequence, these reinsurers have asserted that they are no longer obliged to honor their reinsurance agreements and have ceased paying claims. If one or more reinsurers prevail in the pending arbitration, it is possible that one or more ceding insurers that are reinsurance brokerage clients of the Company's subsidiaries or for whom a subsidiary performs the role of underwriting manager, may assert a claim against a subsidiary and in the case of the one exception the subsidiary would be unable to recover under certain contracts of reinsurance.

     During 1998 certain of the reinsurers and reinsureds filed a total of 7 writs in the English courts (which are the equivalent of a complaint in U.S. jurisdictions) against the Company or certain of subsidiaries to toll the statute of limitations. Some of these writs were issued pending the outcome of related arbitrations. None of these writs specified an amount of damages sought. In most cases, the Company or the relevent subsidiaries have negotiated standstill agreements with the reinsurer or reinsured to toll the statute of limitations.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

     The primary factual allegation by the reinsurers is that, although they believed they reinsured the subject risks only at high excess levels, the LMX spiral caused their high excess positions to not equate with their expectation of remoteness from the incidence of risk. As to the Company or its subsidiaries, the reinsurers and reinsureds have alleged in their writs that the Company or its subsidiary was negligent, misrepresented, or failed to disclose the potential effect of the spiral on the reinsurers' exposure to risk.

     The Company does not yet have sufficient information to determine whether any claims ultimately will be prosecuted against the Company or its subsidiaries or whether any such claims ultimately will result in payment of any liability or settlement by the Company or its subsidiaries.

     The Company understands that the parties to the arbitration and court proceedings and other participants in these markets currently are attempting to achieve a business solution that could involve a financial contribution by participants in the market. Although no assurances can be given as to the outcome of the pending proceedings and their effect on the Company, the Company believes, based on the information presently available to it, that any such effect should not materially adversely affect the Company's financial condition.

     (b) The Company is subject to other litigation and arbitration in the ordinary course of its business. While any of these proceedings contains an element of uncertainty, management presently believes the outcome of these currently pending proceedings will not have a material adverse effect on the Company.

20.  QUARTERLY FINANCIAL DATA--UNAUDITED

                                                      FIRST      SECOND      THIRD     FOURTH
                                                     -------     -------    -------    -------
                                                     QUARTER     QUARTER    QUARTER    QUARTER
                                                     -------     -------    -------    -------
YEAR ENDED DECEMBER 31, 1997                                                          (i)
                                                                                      ---
     Total revenues...............................    $14,345    $16,645    $17,019    $17,301
     Net income...................................      2,820      3,172      3,590      3,411
     Net income per share.........................       0.35       0.40       0.42       0.38
     Net income per share assuming dilution.......    $  0.34    $  0.39    $  0.42    $  0.38

YEAR ENDED DECEMBER 31, 1998                                                          (ii)
                                                                                      ----
     Total revenues (iii).........................    $19,989    $22,245    $20,925    $21,934
     Net income...................................      3,987      4,025      4,129      3,877
     Net income per share.........................       0.41       0.41       0.42       0.40
     Net income per share assuming dilution.......    $  0.40    $  0.41    $  0.42    $  0.40

     (i) Total revenues and net income includes $478 net gain on the sale of subsidiaries during the fourth quarter of 1997.

     (ii) As discussed in Note 8, the Company recorded a provision of $2,500 against paid and outstanding losses recoverable from reinsurers during the fourth quarter of 1998.

     (iii) Quarterly revenues have been reclassified to conform to the year end presentation.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, nor any disagreements with, accountants on accounting and financial disclosure within the three years ending December 31, 1998.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this item is included in Part 1 of this Form 10-K.

     The remainder of this item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. Such information is hereby incorporated by reference.

ITEM 11--EXECUTIVE COMPENSATION

     This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. Such information is hereby incorporated by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. Such information is hereby incorporated by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. Such information is hereby incorporated by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

   Exhibit No.                             Description
--------------    --------------------------------------------------------------
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

     11.          Statement Re Computation of Per Share Earnings

     21.          Subsidiaries of the Company (1)

     99.          Forward-Looking Information

(1) Incorporated by reference from Registration Statement on Form S-1 (No. 333-32995) of Stirling Cooke Brown Holdings Limited.

 *Management Compensation

     (B)  REPORTS ON FORM 8-K.

          The Company filed a Form 8-K on October 7, 1998 to report a press release announcing that the Company had authorized a subsidiary of the Company to repurchase up to 250,000 of the Company's Ordinary Shares.

          The Company filed a Form 8-K on November 9, 1998 to report a press release announcing the Company's results for the 3rd quarter ended September 30, 1998.

     (C)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          1.   Financial Statements

                 Included in Part II--Item 8 of this report.

          2.   Index to Financial Statement Schedules

                 Included in Part IV of this report:

                                                                                                           SCHEDULE
                                                                                                           --------
                                                                                                            NUMBER    PAGE
                                                                                                            ------    -----
                 Report of Independent Accountants on financial statement schedules included
                   in Form 10-K.                                                                                         50
                 Schedule of Investments excluding Investments in Related Parties as of
                   December 31, 1998                                                                             I       51
                 Condensed Financial Information of Registrant as of and for the years ended
                   December 31, 1996, 1997 and 1998                                                             II      52-54
                 Supplementary Insurance Information as of and for the years ended December
                   31, 1996, 1997 and 1998                                                                     III       55
                 Reinsurance for the years ended December 31, 1996, 1997 and 1998                               IV       56
                 Valuation and Qualifying Accounts for the years ended December 31, 1996, 1997
                   and 1998                                                                                      V       57
                 Supplemental Information concerning Property-Casualty Insurance Operations for
                   the years ended December 31, 1996, 1997 and 1998                                             VI       58

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

     Under date of March 5, 1999, we reported on the consolidated balance sheets of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income and comprehensive income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in item 8 of this Annual Report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick
KPMG Peat Marwick
Hamilton, Bermuda
March 5, 1999

                     STIRLING COOKE BROWN HOLDINGS LIMITED
        SCHEDULE OF INVESTMENTS EXCLUDING INVESTMENTS IN RELATED PARTIES
                                   SCHEDULE I

                                                                                         AMOUNT AT WHICH
                                                                                        -----------------
                                                                                          SHOWN IN THE
                                                                                        -----------------
                                                                               FAIR       BALANCE SHEET
                                                                             ---------  -----------------
                                                                    COST       VALUE    DECEMBER 31, 1998
                                                                  ---------  ---------  -----------------
Fixed maturities
Bonds:
  United States Government and government agencies and
    authorities.................................................    $ 5,694    $ 5,846        $ 5,846
  States, municipalities and political subdivisions.............         29         30             30
  Foreign governments...........................................      6,897      6,987          6,987
  All other corporate bonds.....................................      4,102      4,194          4,194
                                                                    -------    -------        -------

     Total fixed maturities.....................................     16,722     17,057         17,057
Equity securities
 Common stocks:
  Industrial, miscellaneous and all other.......................      2,056      2,168          2,168
Nonredeemable preferred stocks..................................        328        368            368
                                                                    -------    -------        -------

     Total equity securities....................................      2,384      2,536          2,536
Short-term investments..........................................      9,643      9,643          9,643
                                                                    -------    -------        -------

     Total investments..........................................    $28,749    $29,236        $29,236

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                PARENT COMPANY ONLY BALANCE SHEETS--SCHEDULE II

                           DECEMBER 31, 1997 AND 1998
 (Expressed in thousands of United States Dollars, except share and per share data)

                                                                                            1997      1998
                                                                                           -------   -------
Assets
  Cash and cash equivalents............................................................    $27,803   $28,007
  Due from subsidiaries................................................................     11,238    15,569
  Investments in subsidiaries..........................................................     44,908    49,786
  Other assets.........................................................................        295       427
  Marketable securities................................................................         --     4,092
                                                                                           -------   -------
     Total Assets......................................................................    $84,244   $97,881

Liabilities
  Accounts payable and accrued liabilities.............................................    $ 1,141   $   249
                                                                                           -------   -------
     Total Liabilities.................................................................      1,141       249
                                                                                           -------   -------
Shareholders' equity
  Share capital
    Authorized 20,000,000 ordinary shares of par value $0.25 each issued and fully
     paid 9,863,372 ordinary shares....................................................      2,466     2,466
  Additional paid in capital...........................................................     54,167    54,167
  Accumulated other comprehensive income...............................................         63       319
  Retained earnings....................................................................     27,074    41,914
                                                                                           -------   -------
                                                                                            83,770    98,866
  Less: ordinary shares in treasury (1997--40,000, 1998--87,000) at cost...............       (667)   (1,234)
                                                                                           -------   -------
     Total shareholders' equity........................................................     83,103    97,632
                                                                                           -------   -------
Total Liabilities and Shareholders' equity.............................................    $84,244   $97,881
                                                                                           =======   =======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 PARENT COMPANY ONLY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME--SCHEDULE II

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                                                                1996      1997      1998
                                                               -------   -------   -------
REVENUES
  Net investment income.....................................   $   489   $   139   $ 1,920
  Other income..............................................       465        --        --
                                                               -------   -------   -------
Total Revenues..............................................       954       139     1,920
EXPENSES
  Salaries and benefits.....................................        --       395       184
  Other operating expenses..................................       432       683     1,015
                                                               -------   -------   -------
Total Expenses..............................................       432     1,078     1,199
NET INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES...       522      (939)      721
Equity in income of subsidiaries............................     9,396    13,932    15,297
                                                               -------   -------   -------
NET INCOME..................................................   $ 9,918   $12,993   $16,018
                                                               -------   -------   -------

Other comprehensive income (loss), net of tax:
  Unrealized holding gains arising during
  the year (net of tax of $75, $130 and $130)                      147       188       314
  Less: reclassification adjustments for realized gains
  included in net income (net of tax of $0, $166 and $1)            --      (272)      (58)
                                                               -------   -------   -------
  Other comprehensive income (loss), net of tax                    147       (84)      256
  Comprehensive income                                         $10,065   $12,909   $16,274
                                                               =======   =======   =======

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS--SCHEDULE II

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
  (Expressed in thousands of United States Dollars, except share and per share data)

                                                                                1996          1997          1998
                                                                              --------      --------      --------
OPERATING ACTIVITIES
  Net income..............................................................    $  9,918      $ 12,993      $ 16,018
Items not effecting cash
  Amortization of goodwill................................................         373           373           373
  Amortization of marketable securities...................................           0             0            (8)
  Depreciation and amortization of capital assets.........................           0             0             2
  Equity in income of subsidiaries........................................      (9,396)      (13,932)      (15,297)
  Gain on sale of marketable securities...................................           0             0           (55)
  Changes in non cash operating assets and liabilities
    Other assets..........................................................           0          (258)         (134)
    Accounts payable and accrued liabilities..............................          16         1,125          (892)
    Due to subsidiaries...................................................         193          (193)            0
                                                                              --------      --------      --------
     Net cash provided by operating activities............................       1,104           108             7
                                                                              --------      --------      --------
INVESTING ACTIVITIES
  Purchase of capital assets..............................................           0           (37)            0
  Investments in subsidiaries.............................................      (8,965)         (274)          960
  Due from subsidiaries...................................................      (5,638)       (5,600)       (4,331)
  Dividends received from subsidiaries....................................           0         6,850         9,250
  Purchase of debt securities.............................................           0             0        (3,992)
  Purchase of equity securities...........................................           0             0          (503)
  Proceeds on sale of equity securities...................................           0             0           558
                                                                              --------      --------      --------
     Cash (used) provided by investing activities.........................     (14,603)          939         1,942
                                                                              --------      --------      --------
FINANCING ACTIVITIES
  Dividends...............................................................           0             0        (1,178)
  Net proceeds of subscription to share capital subject to redemption.....      14,457             0             0
  Net proceeds from subscription to share capital.........................           0        26,832             0
  Proceeds from exercise of options.......................................           0         1,625             0
  Purchase of ordinary shares in treasury.................................        (938)       (1,807)         (567)
  Sales of ordinary shares in treasury....................................           0            86             0
                                                                              --------      --------      --------
     Cash provided (used) by financing activities.........................      13,519        26,736        (1,745)
                                                                              --------      --------      --------
INCREASE IN CASH AND CASH EQUIVALENTS.....................................          20        27,783           204
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................           0            20        27,803
                                                                              --------      --------      --------
CASH AND CASH EQUIVALENTS FROM END OF YEAR................................    $     20      $ 27,803      $ 28,007
                                                                              ========      ========      ========

All dividends received were from consolidated subsidiaries.

                     STIRLING COOKE BROWN HOLDINGS LIMITED

               SUPPLEMENTARY INSURANCE INFORMATION--SCHEDULE III
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                          FUTURE
                                          ------
                                          POLICY
                                          ------
                                         BENEFITS,         OTHER                        BENEFITS,  AMORTIZATION
                                         --------          -----                        ---------  ------------
                              DEFERRED    LOSSES,          POLICY                        CLAIMS,    OF DEFERRED
                              --------    -------          ------                        -------    -----------
                               POLICY     CLAIMS           CLAIMS              NET      LOSSES AND    POLICY       OTHER
                               ------     ------           ------              ---      ----------    ------       -----
                             ACQUISITION AND LOSS UNEARNED   AND    PREMIUM INVESTMENT  SETTLEMENT  ACQUISITION  OPERATING  PREMIUMS
                             ----------- -------- --------   ---    ------- ----------  ----------  -----------  ---------  --------
                                COSTS    EXPENSES PREMIUMS BENEFITS REVENUE   INCOME     EXPENSES      COSTS      EXPENSES  WRITTEN
                                -----    -------- -------- -------- -------   ------     --------      -----      --------  -------
Year ended December 31, 1996
 Insurance..................   $   77    $14,371  $ 7,003     $0    $   838   $  370      $   630      $  237      $   508  $   799
 Reinsurance................       94      9,930    5,512      0      7,916      271        6,135       1,600          251    8,131
 Brokerage..................        0          0        0      0          0    1,773            0           0       13,239        0
 Program Business...........        0          0        0      0          0      255            0           0        8,821        0
 Underwriting Management....        0          0        0      0          0      232            0           0        1,486        0
 Other......................        0          0        0      0          0      504            0           0        1,955        0
                               ------    -------  -------     --    -------   ------      -------      ------      -------  -------
                               $  171    $24,301  $12,515     $0    $ 8,754   $3,405      $ 6,765      $1,837      $26,260  $ 8,930
Year ended December 31, 1997
 Insurance..................   $  343    $14,969  $13,338     $0    $ 2,921   $1,696      $ 2,426      $  840      $ 1,662  $ 3,988
 Reinsurance................      236     21,307    5,849      0      8,869      517        8,525         504          296    9,193
 Brokerage..................        0          0        0      0          0    2,531            0           0       14,794        0
 Program Business...........        0          0        0      0          0      740            0           0       15,832        0
 Underwriting Management....        0          0        0      0          0      152            0           0        1,684        0
 Other......................        0          0        0      0          0      146            0           0        2,829        0
                               ------    -------  -------     --    -------   ------      -------      ------      -------  -------
                               $  579    $36,276  $19,187     $0    $11,790   $5,782      $10,951      $1,344      $37,097  $13,181
Year ended December 31, 1998
 Insurance..................   $1,848    $30,788  $22,477     $0    $ 7,716   $1,261      $ 4,790      $2,052      $ 3,062  $ 9,676
 Reinsurance................      438     35,329    2,560      0     10,058      847       12,481       1,566          215    7,740
 Brokerage..................        0          0        0      0          0    3,336            0           0       15,643        0
 Program Business...........        0          0        0      0          0      777            0           0       21,932        0
 Underwriting Management....        0          0        0      0          0      197            0           0        1,865        0
 Other......................        0          0        0      0          0    2,353            0           0        1,679        0
                               ------    -------  -------     --    -------   ------      -------      ------      -------  -------
                               $2,286    $66,117  $25,037     $0    $17,774   $8,771      $17,271      $3,618      $44,396  $17,416

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                           REINSURANCE--SCHEDULE IV
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)


                                                            ASSUMED              PERCENTAGE
                                               CEDED TO      FROM                OF AMOUNT
                                      GROSS      OTHER       OTHER       NET      ASSUMED
                                     AMOUNT    COMPANIES   COMPANIES   AMOUNT     TO NET
                                     -------   ---------   ---------   -------   ----------
Year ended December 31, 1996.....    $ 4,493    $ 6,784     $11,045    $ 8,754      126%
Year ended December 31, 1997.....    $15,408    $17,396     $13,778    $11,790      117%
Year ended December 31, 1998.....    $39,526    $36,807     $15,055    $17,774       85%

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                 VALUATION AND QUALIFYING ACCOUNTS--SCHEDULE V
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)



                                                                            CHARGED TO
                                                                            ----------
                                         BALANCE AT       CHARGED TO          OTHER
                                         ----------       ----------          -----
                                         BEGINNING        COSTS AND          ACCOUNTS-       DEDUCTIONS-     BALANCE AT
                                         ---------        ---------          ---------       -----------     ----------
                                         OF PERIOD        EXPENSES           DESCRIBE         DESCRIBE      END OF PERIOD
                                         ---------        --------           --------         --------      -------------
        DESCRIPTION
Year ended December 31, 1996
   Allowance for Doubtful Accounts       $      --        $       --        $     --         $     --        $     --
Year ended December 31, 1997
   Allowance for Doubtful Accounts       $      --        $       --        $     --         $     --        $     --
Year ended December 31, 1998
   Allowance for Doubtful Accounts       $      --        $   $2,500        $     --         $     --        $  2,500

                     STIRLING COOKE BROWN HOLDINGS LIMITED

                      SUPPLEMENTARY INSURANCE INFORMATION
         CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS--SCHEDULE VI
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                 RESERVE FOR                                     LOSSES AND LOSS     AMORTIZATION
                                 -----------                                   ADJUSTMENT EXPENSES   ------------
                                 LOSSES AND                                    INCURRED RELATED TO    OF DEFERRED PAID LOSSES
                                 ----------                                                          ----------- -----------
                      DEFERRED      LOSS     DISCOUNT,                     NET       (1)               POLICY     AND LOSS
                      --------      ----     ---------                     ---       ---               ------     --------
                     ACQUISITION ADJUSTMENT   IF ANY,  UNEARNED  EARNED INVESTMENT CURRENT    (2)    ACQUISITION ADJUSTMENT PREMIUMS
                     ----------- ----------   -------  --------  ------ ---------- -------    ---    ----------- ---------- --------
                        COSTS     EXPENSES   DEDUCTED  PREMIUMS PREMIUMS  INCOME    YEAR   PRIOR YEAR    COSTS    EXPENSES  WRITTEN
                        -----     --------   --------  -------- --------  ------    ----   ----------    -----    --------  -------
Year ended
December 31, 1996
 Property/Casualty
 entities............  $  171      $24,301     $ --     $12,515  $ 8,754  $  641   $ 6,515   $  250     $1,837     $ 2,009  $ 8,930

Year ended
December 31, 1997
 Property/Casualty
 entities............  $  579      $36,276     $ --     $19,187  $11,790  $2,213   $10,174   $  777     $1,344     $ 5,460  $13,181

Year ended
December 31, 1998
 Property/Casualty
 entities............  $2,286      $66,117     $ --     $25,037  $17,774  $2,108   $12,578   $4,693     $3,618     $12,504  $17,416

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN HAMILTON, BERMUDA, ON THE 26TH DAY OF MARCH, 1999.


                                  STIRLING COOKE BROWN HOLDINGS LIMITED

                                            /s/   George W. Jones
                                  By
                                                 George W. Jones
                                       Chief Financial Officer and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW AS OF THIS 26TH DAY OF MARCH, 1999, BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED:

           Signature                                    Title
--------------------------------  ------------------------------------------------


/s/   NICHOLAS MARK COOKE         Chairman, President, Chief Executive Officer and
                                  Director (Principal Executive Officer)
 Nicholas Mark Cooke


/s/   GEORGE W. JONES             Chief Financial Officer and Director (Principal
                                  Financial and Accounting Officer)
 George W. Jones


/s/   NICHOLAS BROWN              Director

 Nicholas Brown


/s/   REUBEN JEFFERY III          Director

 Reuben Jeffery III