Form 10-Q
period 1999-03-31
STIRLING COOKE BROWN HOLDINGS LTD
filed 1999-05-14
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                  FORM 10-Q

(Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                    For the period ended March 31, 1999

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

                              YES [x]           NO [  ]

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of March 31, 1999 was 9,419,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION


                                                                       Page
                                                                       ----

ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31, 1998
         and March 31, 1999 (Unaudited) ...........................     1

         Unaudited Consolidated Statements of Income and
         Comprehensive Income for the three months ended
         March 31, 1998 and 1999 ..................................     3

         Unaudited Consolidated Statements of Changes in
         Shareholders' Equity for the three months ended
         March 31, 1998 and 1999 ..................................     4

         Unaudited Consolidated Statements of Cash Flows for the
         three month period ended March 31, 1998 and 1999..........     5

         Notes to Unaudited Consolidated Financial Statements at
         March 31, 1998 and 1999...................................     7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.......................     8

                        PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.........................................    14

ITEM 5   OTHER INFORMATION.........................................    15

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K..........................    15

         SIGNATURES................................................    16

                                  EXHIBITS

EXHIBIT 11 - Statement of Computation of Net Income Per Ordinary
             Share

EXHIBIT 99 - Forward-Looking Information

                    STIRLING COOKE BROWN HOLDINGS LIMITED

                         CONSOLIDATED BALANCE SHEETS

              December 31, 1998 and March 31, 1999 (unaudited)
  (Expressed in thousands of United States Dollars, except per share data)

                                                               1998     1999
                                                             -------- --------

                        ASSETS
                        ------

Marketable securities, at fair value

   Debt securities (amortized cost, 1998 - $16,722,          $17,057  $29,238
   1999 - $29,187).....................................

   Equity securities (cost, 1998 - $2,384, 1999 -              2,536    3,662
     $3,384)...........................................

   Short term investments (amortized cost, 1998 -              9,643    7,693
     $9,643, 1999 - $7,693)............................      -------- --------

Total marketable securities............................       29,236   40,593

Cash and cash equivalents..............................       68,165   50,446

Fiduciary funds-restricted.............................       63,895   61,656

Insurance and reinsurance balances receivable
  (affiliates, 1998 - $8,118,
  1999 - $38,288)......................................      382,417  479,987

Paid losses recoverable from reinsurers................        8,916   13,505

Outstanding losses recoverable from reinsurers.........       48,146   61,148

Deferred acquisition costs.............................        2,286    2,307

Deferred reinsurance premiums ceded....................       18,711   18,548

Deferred tax asset.....................................        1,755    2,994

Goodwill...............................................        8,775    9,309

Other assets...........................................       14,026   13,445

Assets related to deposit liabilities..................        3,313    3,205
                                                             -------- --------

      Total assets.....................................     $649,641 $757,143
                                                            ======== ========


                      LIABILITIES
                      -----------

Outstanding losses and loss expenses...................      $66,117  $82,829

Unearned premiums......................................       25,037   25,202

Deferred income........................................        3,992    3,545

Insurance and reinsurance balances payable
  (affiliates, 1998 - $957,
  1999 - $Nil)...........................................    438,456  525,623

Funds withheld.........................................        1,359    3,625

Accounts payable and accrued liabilities...............       10,719   12,355

Income taxes payable...................................        3,016    4,339

Deposit liabilities....................................        3,313    3,205
                                                             -------  -------
      Total liabilities................................     $552,009 $660,723
                                                            ======== ========


Contingencies (Part II - Item 1 - Legal Proceedings)


                 SHAREHOLDERS' EQUITY
                 --------------------

Share Capital

   Authorized 20,000,000 ordinary shares of par value
   $0.25 each
   Issued and fully paid 9,863,372 ordinary shares.....        2,466    2,466


Additional paid in capital.............................       54,167   54,167

Accumulated other comprehensive income.................          319      182

Retained earnings......................................       41,914   45,262
                                                             -------- --------

                                                              98,866  102,077

Less: Ordinary shares in treasury (1998 - 87,000, 1999        (1,234)  (5,657)
  - 443,400) at cost...................................      -------- --------


      Total shareholders' equity.......................       97,632   96,420


      Total liabilities and shareholders' equity.......     $649,641 $757,143
                                                            ======== ========


   See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          AND COMPREHENSIVE INCOME

                 Three months ended March 31, 1998 and 1999
  (Expressed in thousands of United States Dollars, except per share data)


                                           1998    1999
                                         ------- -------

Revenues

   Risk management fees.............     $12,775  $16,164

   Net premiums earned..............       4,486    5,324

   Net investment income............       1,966    1,963

   Other income.....................         716      100
                                          ------- -------


      Total revenues................      19,943   23,551
                                          ------- -------


Expenses

   Net losses and loss expenses
     incurred.......................       4,767   4,237

   Acquisition costs................         566   1,290

   Depreciation and amortization of
     capital assets.................         351     425

   Amortization of goodwill.........         177     203

   Salaries and benefits............       4,665   6,135

   Other operating expenses.........       4,537   6,546
                                          ------- -------

      Total expenses................      15,063  18,836
                                          ------- -------

Income before taxation..............       4,880   4,715

Taxation............................         893     777
                                          ------- -------

Net income before cumulative effect
of a of a change in accounting
principle...........................       3,987   3,938

Cumulative effect of a change in
 accounting  principle, net of tax
 (note 2)...........................           -    (307)
                                          ------- -------

Net income..........................      $3,987  $3,631
                                          ------- -------

Other comprehensive income (loss), net of tax:

   Unrealized holding gains arising
   during the Year..................          32      53


   Less: reclassification adjustments
   for realized gains included in net     ------- -------
   income...........................           -    (190)


   Other comprehensive income (loss)          32    (137)


   Comprehensive income.............      $4,019  $3,494
                                          ======= =======


Net income per share................      $ 0.41  $ 0.38
                                          ======= =======


Net income per share
assuming dilution...................      $ 0.40  $ 0.38
                                          ======= =======


Dividends per share.................      $ 0.03  $ 0.03
                                          ======= =======


   See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

          Three months ended March 31, 1998 and 1999 (Expressed in thousands of United States Dollars, except per share data)


                                             1998     1999
                                           -------- --------

ORDINARY SHARES OF PAR VALUE $0.25
   EACH

   Balance at beginning of period....      $  2,466 $  2,466
                                           -------- --------

   Balance at end of period..........      $  2,466 $  2,466
                                           -------- --------


ADDITIONAL PAID IN CAPITAL

   Balance at beginning of period....      $ 54,167 $ 54,167
                                           -------- --------

   Balance at end of period..........      $ 54,167 $ 54,167
                                           -------- --------

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)

   Balance at beginning of period....      $     63 $    319

   Change in unrealized gain (loss)
     on marketable securities........            32     (137)
                                           -------- --------

   Balance at end of period..........      $     95 $    182
                                           -------- --------


RETAINED EARNINGS

   Balance at beginning of period....      $ 27,074 $ 41,914

   Net income........................         3,987    3,631

   Dividends.........................          (296)    (283)
                                           -------- --------

   Balance at end of period..........      $ 30,765 $ 45,262
                                           -------- --------


TREASURY STOCK

   Balance at beginning of period....      $   (667)$ (1,234)

   Purchase of ordinary shares in                 -   (4,423)
     treasury........................      -------- --------

   Balance at end of period..........      $   (667)$ (5,657)
                                           -------- --------

   Total shareholders' equity........      $ 86,826 $ 96,420
                                           ======== ========


Dividends per share were $0.03 and $0.03 for the three  months  ended March
  31, 1998 and 1999, respectively.

   See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended March 31, 1998 and 1999
             (Expressed in thousands of United States Dollars)


                                                     1998             1999
                                                -------------     -------------
OPERATING ACTIVITIES
Net income                                        $    3,987      $   3,631
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization of
       capital assets.........................           351            425
     Amortization of goodwill.................           177            203
     Amortization of marketable securities....            32             14
     Net realized gains on sale of
       marketable securities..................             0           (190)
     Equity in income of affiliates...........          (663)             -
     Profit on disposal of capital assets.....             -            (38)
Changes in non cash operating assets and
  liabilities:
     Fiduciary funds..........................       (16,774)         2,239
     Insurance and reinsurance balances
       receivable.............................           149        (97,569)
     Paid losses recoverable from reinsurers..        (1,663)        (4,589)
     Outstanding losses recoverable from
       reinsurers.............................        (4,736)       (13,002)
     Deferred acquisition costs...............        (1,160)           (21)
     Deferred reinsurance premiums ...........        (5,234)           163
     Other assets.............................          (697)           547
     Deferred tax asset.......................          (296)        (1,210)
     Assets related to deposit liabilities....          (300)           108
     Outstanding losses and loss expenses.....         7,995         16,712
     Unearned premiums........................         6,441            165
     Insurance and reinsurance balances
       payable................................        20,016         87,167
     Funds withheld...........................           180          2,267
     Accounts payable and accrued
       liabilities............................           392          1,635
     Income taxes payable.....................         1,010          1,323
     Deferred income..........................           284           (447)
     Deposit liabilities......................           300           (108)
                                              --------------    ------------
     Net cash provided (used) by operating
       activities                                      9,791           (575)
                                              --------------    ------------
INVESTING ACTIVITIES

     Purchase of capital assets...............         (532)           (431)
     Sale of capital assets...................           47              77
     Purchase of debt securiities.............            -         (14,511)
     Purchase of equity securities............            -          (1,000)
     Purchase of short-term investments, net..       (5,427)          1,950
     Proceeds on sale of debt securities......        5,428)          2,212
     Purchase of subsidiaries, net of cash
       acquired...............................            -            (735)
                                              --------------    ------------
     Cash used by investing activities........         (484)        (12,438)
                                              --------------    ------------
FINANCIAL ACTIVITIES

     Dividends................................         (296)           (263)
     Purchase of ordinary shares in
       treasury...............................           -           (4,423)
                                              --------------    ------------
     Cash used by investing activities........         (296)         (4,706)
                                              --------------    ------------
     Increase (decrease) in cash and cash
       equivalents............................         9,011        (17,719)
     Cash and cash equivalents at beginning
       of period..............................        50,631         68,165
                                              --------------    ------------
     Cash and cash equivalents at end of
       period.................................     $  59,642       $ 50,446
                                              ==============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

     Cash paid during the period for
       income taxes..........................      $    530        $   348
                                              ==============    ============

   See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1998 and 1999
    (Expressed in thousands of United States Dollars, except share data)





1.    INTERIM ACCOUNTING POLICY

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and one non-recurring adjustment (see note
2), necessary to present fairly the financial position of the Company at December 31, 1998 and March 31, 1999, the results of operations for the three months ended March 31, 1998 and 1999 and the cash flows for the three months ended March 31, 1998 and 1999. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of what operating results may be for the full year.

2.    REPORTING ON THE COSTS OF STARTUP ACTIVITIES

During 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5. Reporting on the costs of start-up activities. The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the quarter ended March 31, 1999 is approximately $307 (net of tax of $188).

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of Stirling Cooke Brown Holdings Limited's (the "Company") results of operations for the three months ended March 31, 1998 and 1999 and financial condition as of March 31, 1999. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

GENERAL

The Company was incorporated in Bermuda on December 12, 1995. The Company is a holding company engaged, through its subsidiaries, in providing insurance services primarily in the United States, Bermuda and the United Kingdom. The Company's subsidiaries' activities include brokerage, program business, underwriting management, insurance and reinsurance. The Company owns a United States domiciled insurance company Realm National Insurance Company Limited ("Realm National") which, together with the Company's Bermuda based reinsurance company Comp Indemnity Reinsurance Company Limited ("CIRCL"), writes insurance and reinsurance business. Realm
National also earns policy issuance fees. The Company's subsidiaries specialize in the North American occupational accident and workers' compensation alternative risk transfer markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999.

Revenues and Net Income
-----------------------

                              For the Three
                                  Months
                              Ended March 31
                              1998     1999
                              ----     ----
                               (dollars in
                                thousands)


Revenues                     $19,943  $23,551

Expenses                      15,063   18,836
                            -------- --------


Income before taxation         4,880    4,715

Taxation                         893      777
                             -------  -------

Net income before
  cumulative effect of a
  change in accounting
  principle                    3,987    3,938

Cumulative effect of a
  change in accounting
  principle, net of tax           -      (307)
                             -------  -------

Net income                   $ 3,987  $ 3,631
                             =======  =======

Basic EPS
  Net income per Share         $0.41    $0.38
  Avg. no. of ordinary
  shares outstanding (000's)   9,823    9,665


Diluted EPS
  Net income per Share         $0.40    $0.38
  Avg. no. of ordinary
  shares outstanding (000's)   9,867    9,665



Revenues of $23.6 million in the first quarter of 1999 represent a $3.6 million or 18.1% increase over 1998 first quarter revenues of $19.9 million. Net income of $3.6 million in the first quarter of 1999 represents a $0.4 million or 8.9% decrease from 1998 first quarter net income of $4.0 million.

Basic net income per share decreased to $0.38 in the first quarter of 1999 from $0.41 in the first quarter of 1998. Diluted net income per share decreased to $0.38 in the first quarter of 1999 from $0.40 in the first quarter of 1998.

At March 31, 1999, the Company had 9,419,972 shares outstanding compared to 9,776,372 shares at December 31, 1998, a decrease of 356,400 shares or 3.6%. This decrease was due to various open market share repurchases by the Company during the first three months of 1999. Basic weighted average shares outstanding and fully diluted weighted average shares outstanding were 9,664,864 and 9,664,864 respectively for the first three months of 1999 compared to 9,823,372 and 9,867,061 basic and fully diluted weighted average shares outstanding, respectively, for the first three months of 1998. Since March 31, 1999, the Company has made no share repurchases.

Revenues and Net Income by Segment
----------------------------------

                          Segment Revenues          Segment Pretax
                           For the Three            Income (loss)
                               Months               For the Three
                           Ended March 31              Months
                                                   Ended March 31
                           1998      1999          1998     1999
                           ----      ----          ----     ----

                            (dollars in             (dollars in
                            thousands)              thousands)

Brokerage                $5,833   $8,556         $2,760   $3,807

Program business          6,346   6,026           1,538    (251)

Underwriting                967   1,699             442   1,194
management

Insurance                 2,091   4,761            (103)    405

Reinsurance               3,237   1,923            (550)   (392)

Other                     1,469     721             793     (48)

Adjustments &
eliminations                 -     (135)              -        -
                         ------  -------          ------ -------
     Total               $19,943  $23,551        $4,880   $4,715
                         =======  =======        ======   ======


Brokerage
---------

Revenues of $8.6 million in the first quarter of 1999 represented an increase of $2.8 million or 46.7% from revenues of $5.8 million in the first quarter of 1998. The increase in revenues is primarily due to increased insurance and reinsurance brokerage activities by the Company's UK based brokerage operations that performed very well during the quarter despite increasingly competitive conditions in the marketplace.

The brokerage segment's profit of $3.8 million in the first quarter of 1999 represented an increase of $1.0 million or 37.9% from segment profit of $2.8 million in the first quarter of 1998. The segment profit reflects the increase in revenues partially offset by an increase of $1.7 million in brokerage segment expenses. This increase in expenses was primarily due to a provision of $1.2 million in respect to costs associated with litigation ongoing in respect of these operations as discussed in the contingencies section (Part II - Item 1).

Program Business
----------------

Program business revenues of $6.0 million in the first quarter of 1999 represented a decrease of $0.3 million or 0.5% from revenues of $6.3 million in the first quarter of 1998. The decrease in revenues was due to a slow down in the Company's program business volume, increased pressure on program fees and commissions, and an increasingly competitive environment in the U.S. workers' compensation market.

The program business segment's loss of $0.3 million in the first quarter of 1999 represented a decrease of $1.8 million from segment profit of $1.5 million in the first quarter of 1998. The decrease in the segment profit reflects the decrease in revenues, together with reduced fee margins on insurance products which led to reduced profit margins for program business operations.

Underwriting Management
-----------------------

Revenues of $1.7 million in the first quarter of 1999 represented an increase of $0.7 million from revenues of $1.0 million in the first quarter of 1998. This increase in revenues was primarily due to additional earnings on contracts that were placed prior to the quarter. Segment profit of $1.2 million in the first quarter of 1999 represented an increase of $0.8 million from segment profit of $0.4 million in the first quarter of 1998. The Company's underwriting management segment continued to experience significant competitive pressures during the first quarter of 1999 and consequently expects revenues for this segment to decline until market conditions improve.

Insurance
---------

The Company's insurance segment comprising Realm National experienced continued growth in the first quarter of 1999. Revenues of $4.8 million in the first quarter of 1999 represented an increase of $2.7 million from revenues of $2.1 million in the first quarter of 1998. The increase was due to a $2.2 million increase in net premiums earned and a $0.5 million increase in policy issuance fees. Realm National's gross written premiums were $17.5 million in the first quarter of 1999 which represents a $3.9 million or 28.7% increase from $13.6 million in the first quarter of 1998.

Market conditions in the workers' compensation insurance market in which Realm National writes the majority of its business remained very competitive during the first quarter of 1999. Realm National is continuing to seek to expand its volume of business in other lines of insurance, where market conditions are less competitive.

Segment profit of $0.4 million in the first quarter of 1999 represented an increase of $0.5 million from segment loss of $0.1 million in the first quarter of 1998.

Reinsurance
-----------

The Company's reinsurance segment comprising CIRCL had revenues of $1.9 million in the first quarter of 1999 representing a decrease of $1.3 million from revenues of $3.2 million in the first quarter of 1998. Net premiums earned are the largest component of revenues in CIRCL and net premiums earned were $1.8 million in the first quarter of 1999. This represents a decrease of $1.3 million from net premiums earned of $3.1 million in the first quarter of 1998. In early 1999, management decided to cease underwriting any new programs in CIRCL and a number of existing contracts were not renewed for the 1999 year. Those renewed are being allowed to run until they expire at December 31, 1999. Because some contracts were not renewed by CIRCL during 1999, revenues decreased in the first quarter of 1999 and will continue to decrease during the year.

Segment loss of $0.4 million in the first quarter of 1999 is slightly less than the segment loss of $0.6 million in the first quarter of 1998. The primary reason for the loss during the quarter was an additional $0.4 million provision against reinsurance recoveries. CIRCL is in dispute with certain of its reinsurers in respect of amounts due under retrocession coverages. CIRCL has provided $2.9 million against reinsurance contracts with projected reinsurance recoverables of a total of $17.2 million. The provision represents management's best estimates at this time of a possible shortfall in recoveries. This provision is included in the balance sheet as a component of insurance and reinsurance balances receivable. The provision is necessarily an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or lesser than the provision established. It is reasonably possible that management will revise this estimate significantly in the near term. Any subsequent differences arising will be recorded in the period in which they occur.

Other
-----

Other includes primarily the Company's holding companies and other operating subsidiaries, and income earned from investments in affiliates. Revenues of $0.7 million in the first quarter of 1999 represented a decrease of $0.8 million from revenues of $1.5 million in the first quarter of 1998. The primary reason for the decrease in revenues from the first quarter of 1999 as compared to the first quarter of 1998 is a decline in income earned from investments in affiliates.

Liquidity and Capital Resources

At March 31, 1999, the Company held cash and marketable securities of $91.0 million compared to $97.4 million at December 31, 1998. In addition, the
Company held cash in fiduciary accounts relating to insurance client premiums amounting to $61.6 million at March 31, 1999 compared to $63.9 million at December 31, 1998. Of the $91.0 million of cash and marketable securities held by the Company at March 31, 1999 (December 31, 1998 - $97.4 million), $57.6 million (December 31, 1998 - $58.9 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At March 31, 1999, the Company's investment portfolio (at fair market value) totalled $40.6 million. The portfolio consisted primarily of U.S. Treasury, short-term cash, equity securities and A-rated corporate debt securities.

During the three month period ending March 31, 1999, the Company's operating activities used $0.6 million of net cash, compared to generating $9.8 million of net cash during the corresponding three months of 1998. The cash generated from (used by) operating activities varies according to the timing of collections and payments of insurance and reinsurance balances. The Company used $4.4 million during the three month period ended March 31, 1999 to repurchase 356,400 of its own shares on the open market.

On March 30, 1999 the Company paid a first quarter dividend of $0.03 per share to shareholders of record on March 19, 1999. The actual amount and timing of any future ordinary share dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999.
Given the limited number of transactions currently entered into by the Company that are covered by the Statement, the Company does not anticipate any significant changes to its current financial reporting.

In November 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-7. Deposit accounting: Accounting for Insurance and Reinsurance Contracts that do not transfer risk. This statement is effective for fiscal years beginning after June 15, 1999. This SOP provides accounting guidance for insurance and reinsurance contracts that do not transfer risk, as determined by the provisions of SFAS 113. The Company is currently reviewing the impact of this standard on its financial reporting.

Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs or non-information systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or in miscalculations.

In 1997, the Company appointed individuals in each of the Company's geographic regions to review and assess the Company's state of readiness and its ability to process transactions in the Year 2000. These individuals and the overall committee that they are a part of are providing guidance to the operating and support departments, and have and will continue to monitor the progress of efforts made to address the Year 2000 issue. The Company is currently implementing its plan and preparing its various computer systems and selected applications for the Year 2000. This process involves taking inventory, testing, evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. In addition, the Company is reviewing its essential non-information technology systems for Year 2000 compliance. The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers and infrastructure providers to develop approaches to the Year 2000 issue, to gain insight to problems and to provide additional perspective on solutions. The Company expects that compliance work with respect to the internal systems will be substantially completed by the end of the second quarter of 1999. In 1999, all systems critical to the Company's core businesses will be retested.

The individuals in each geographic region report at least quarterly to the overall committee that they are a part of and update that committee on their respective region's progress. The latest update is that each geographic region is proceeding on schedule as planned. In the U.S. and Bermuda, the Company's and its subsidiaries' internal computer systems and software are relatively modern and few costs have been or are expected to be incurred to bring those systems into compliance. In the U.K., the Company's subsidiaries' internal systems and software were not as modern and the majority of the Company's Year 2000 costs in upgrading the Company's systems and software have been incurred in that region. Because of the Year 2000 issue, one large system in the U.K. was replaced in late 1998.

The Company continues to assess its external relationships with third parties. The Company is in the process of communicating with its significant vendors and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Where deemed necessary by the Company, this process will involve onsite review of the third party's procedures and plans for Year 2000 compliance. However, there can be no assurance that the systems of third parties, such as utility companies, regulatory bodies, government entities, insurance related companies or insurance carriers on which the Company's operations rely, will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company's operating results. However, management believes that ongoing communication with and assessment of third parties will minimize these risks.

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

The total estimated cost of compliance is $0.8 million. Approximately $0.5 million of the cost is related to reprogramming or replacement of software, approximately $0.3 million is related to acquisition of hardware. Costs related to non-information technology are expected to be immaterial. Approximately $0.5 million of the $0.8 million cost of compliance has been incurred as of the end of March 31, 1999. All of these costs are being funded through operating cash flows. Total costs have not had and are not expected to have a material impact on the Company's financial results.

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

Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-Q for a discussion of the factors that may cause actual results to differ from the results discussed in these forward-looking statements.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a) There currently are pending several arbitration proceedings in England between reinsurers and their ceding insurers relating to reinsurance transactions involving the personal accident excess of loss market ("LMX") for the account years 1993, 1994, 1995 and 1996. Although neither the Company nor its broker subsidiaries are a party to any of these arbitrations, certain of the Company's subsidiaries acted as reinsurance broker for ceding companies that are parties to certain of the arbitrations.

The reinsurers have alleged that they sustained losses due to a spiral in the LMX market which was not disclosed to them by the ceding insurers or their reinsurance brokers. As a consequence, these reinsurers have asserted that they are no longer obliged to honor their reinsurance agreements and have ceased paying claims. If one or more reinsurers prevail in the pending arbitrations, it is possible that one or more ceding insurers that are reinsurance brokerage clients of the Company's broker subsidiaries may assert a claim against one or more of those subsidiaries.

In addition, one insurance company subsidiary of the Company is directly involved in one of the same arbitrations because it assumed the position of one of the reinsureds by way of portfolio transfer. If the insurance company subsidiary does not prevail in that arbitration, it may be unable to recover some or all of the amounts currently or ultimately due to it under certain contracts of reinsurance.

During 1998, certain of the reinsurers and reinsureds filed a total of 7 writs in the English courts (which are the equivalent of a civil complaint in U.S. jurisdictions) against one or more of the Company's brokerage subsidiaries and an insurance subsidiary to toll the statute of limitations. Some of these writs were issued pending the outcome of related arbitrations. None of these writs specified an amount of damages sought. In most cases, to avoid incurring additional litigation expenses, the relevant subsidiaries negotiated standstill agreements with the reinsurer or reinsured. In one case, where the reinsurer alleged that the Company's subsidiaries participated in a conspiracy, the subsidiaries have challenged that allegation in the English courts.

The primary factual allegation by the reinsurers is that, although they believed they reinsured the subject risks only at high excess levels, the LMX spiral caused their high excess positions to not equate with their expectation of remoteness from the incidence of loss. As to certain of the Company's brokerage subsidiaries, the reinsurers and reinsureds have alleged in their writs that the subsidiary was negligent, misrepresented, or failed to disclose the potential effect of the spiral on the reinsurers' exposure to loss. As indicated, in one case the writ also alleged conspiracy, an allegation that is being vigorously defended.

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

Separately, one of the Company's subsidiaries is involved in an arbitration with the Liquidator, an insolvent insurer. The Liquidator claims that the
insurer  is  owed  approximately  $2.5  million  dollars   attributable  to
reinsurance premiums for business the Company's subsidiary agreed to but failed to reinsure with the insurer. The arbitation is unrelated to the arbitrations in England described above. The Liquidator's Statement of Claim was submitted on May 12, 1999. The Company's subsidiary is in the process of preparing a response. Based on information currently available, it is the opinion of management that the Liquidator's claim is without merit, and the Company and its subsidiary intend to vigorously defend against it.

(b) A civil complaint was filed on March 29, 1999 in the U.S. District court for the Southern District of New York by Odyssey Re (London) ("Odyssey"). The complaint asserts claims against the Company, certain of its subsidiaries, and unrelated parties under the Racketeering Influenced and Corrupt Organizations ("RICO") Act and for common law fraud. The complaint alleges that the defendants participated in an unlawful scheme to induce Odyssey to act as a reinsurer for reinsurance risks that, by their structure and nature, were certain to generate substantial losses. Odyssey seeks compensatory damages "in excess of $35 million," treble damages, punitive damages in an unspecified amount, rescission of its reinsurance and other contracts, and payment of its attorneys' fees.

Based on information currently available, it is the opinion of management that this complaint is without merit, and the Company intends to vigorously defend itself. In this respect, on April 28, 1999, the Company filed a motion to dismiss the claim. Although no assurance can be given as to the outcome of this legal proceeding, the Company believes, based on the information currently available to it, that the outcome should not materially adversely affect the Company's financial condition.

(c) The Company is subject to other litigation and arbitration in the ordinary course of its business. While any of these proceedings contains an element of uncertainty, management presently believes the outcome of these currently pending proceedings will not have a material adverse effect on the Company.

Item 5      OTHER INFORMATION

     Mr. Warren Cabral resigned as a director of the Company effective May 13, 1999. He did not resign because of any disagreement with the Company on any matter. Mr Cabral's law firm, Appleby, Spurling & Kempe, continues to serve as Bermuda counsel to the Company.


Item 6      EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            Exhibit No.        Description
            -----------        -----------

                  11.         Statement of Computation of Net Income Per
                              Ordinary Share

                  99.         Forward-Looking Information

      a)    Reports on Form 8-K

            The Company filed a report on Form 8-K dated March 8, 1999 reporting the Company's financial results for the year ended December 31, 1998.

            The  Company  filed a report  on Form 8-K  dated  April 7, 1999
            reporting  a  suit  brought   against  it  by  Odyssey  Re  and
            management's action taken thereto.

            The Company filed a report on Form 8-K on April 27, 1999 reporting a change in auditors to be effective for the fiscal year ended 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1999


                             STIRLING COOKE BROWN HOLDINGS LIMITED

                             BY:   /s/ George W. Jones
                             -------------------------------------

                             George W. Jones
                             CHIEF FINANCIAL OFFICER AND DIRECTOR