Form 10-Q
period 1999-06-30
STIRLING COOKE BROWN HOLDINGS LTD
filed 1999-08-12
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For the period ended June 30, 1999

                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from                 to
                                    ---------------    ---------------

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

                                YES     [X]           NO     [ ]

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of June 30, 1999 was 9,419,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION


                                                                     PAGE
                                                                     ----

ITEM 1    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at December 31, 1998
          and June 30, 1999 (Unaudited) ...........................   1

          Unaudited Consolidated Statements of Income
          and Comprehensive Income for the three month and
          six month periods ended June 30, 1998 and 1999...........   3

          Unaudited Consolidated Statements of Changes in
          Shareholders' Equity for the three month and six
          month periods ended June 30, 1998 and 1999...............   4

          Unaudited Consolidated Statements of Cash Flows for
          the six month periods ended June 30, 1998 and 1999.......   5

          Notes to Unaudited Consolidated Financial Statements
          at June 30, 1998 and 1999................................   6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................   7

                        PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS........................................   13

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......   14

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.........................   15

          SIGNATURES...............................................   16

                                  EXHIBITS

Exhibit 11 - Statement of Computation of Net Income Per
             Ordinary Share
Exhibit 99 - Forward Looking Information

                   STIRLING COOKE BROWN HOLDINGS LIMITED

                        CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1998 AND JUNE 30, 1999 (UNAUDITED)
           (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                                      1998         1999
                                                                                   ----------   -----------

                                 ASSETS
                                 ------

Marketable securities, at fair value
        Debt securities (amortized cost, 1998 - $16,722, 1999 - $33,690).........   $  17,057    $  33,171
        Equity securities (cost, 1998 - $2,384, 1999 - $3,374)...................       2,536        3,856
        Short term investments (amortized cost, 1998 - $9,643, 1999 - $1,105)....       9,643        1,105
                                                                                    ---------    ---------
Total marketable securities......................................................      29,236       38,132
Cash and cash equivalents........................................................      68,165       47,076
Fiduciary funds-restricted.......................................................      63,895       63,726
Insurance and reinsurance balances receivable (affiliates, 1998 - $9,994,
        1999 - $51,614)..........................................................     382,417      529,277
Paid losses recoverable from reinsurers..........................................       8,916       16,255
Outstanding losses recoverable from reinsurers...................................      48,146       62,699
Deferred acquisition costs.......................................................       2,286        1,782
Deferred reinsurance premiums ceded..............................................      18,711       18,591
Deferred tax asset...............................................................       1,755        3,583
Goodwill.........................................................................       8,775        9,093
Other assets.....................................................................      14,026       14,033
Assets related to deposit liabilities............................................       3,313        3,370
                                                                                    ---------    ---------

        Total assets.............................................................   $ 649,641    $ 807,617
                                                                                    =========    =========

                                LIABILITIES
                                -----------

Outstanding losses and loss expenses.............................................   $  66,117    $  83,688
Unearned premiums................................................................      25,037       24,267
Deferred income..................................................................       3,992        2,977
Insurance and reinsurance balances payable (affiliates, 1998 - $957,
        1999 - $Nil).............................................................     438,456      572,842
Funds withheld...................................................................       1,359        4,642
Accounts payable and accrued liabilities.........................................      10,719       14,317
Income taxes payable.............................................................       3,016        4,748
Deposit liabilities..............................................................       3,313        3,370
                                                                                    ---------    ---------

        Total liabilities........................................................   $ 552,009    $ 710,851
                                                                                    ---------    ---------

Contingencies (Part II - Item 1 - Legal Proceedings)

                          SHAREHOLDERS' EQUITY
                          --------------------

Share Capital
        Authorized 20,000,000 ordinary shares of par value $0.25 each
        Issued and fully paid 9,863,372 ordinary shares..........................       2,466        2,466
Additional paid in capital.......................................................      54,167       54,167
Accumulated other comprehensive income (loss)....................................         319        (167)
Retained earnings................................................................      41,914       45,957
                                                                                    ---------    ---------
                                                                                       98,866     102,423
Less: Ordinary shares in treasury (1998 - 87,000, 1999 - 443,400) at cost........      (1,234)     (5,657)
        Total shareholders' equity...............................................      97,632      96,766
                                                                                    ---------    ---------
        Total liabilities and shareholders' equity...............................   $ 649,641    $ 807,617
                                                                                    =========    =========

   See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          AND COMPREHENSIVE INCOME

          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                         Three Months              Six Months
                                                         ended June 30           ended June 30
                                                        1998      1999           1998       1999
                                                     ---------- ---------      --------- ---------
Revenues
    Risk management fees .........................   $ 14,065    $ 16,377    $ 26,840    $ 32,541
    Net premiums earned ..........................      5,118       2,455       9,604       7,779
    Net investment income ........................      2,093       1,976       4,059       3,939
    Other income (losses) ........................        816        (188)      1,532         (88)
                                                     --------    --------    --------    --------
        Total revenues ...........................     22,092      20,620      42,035      44,171
                                                     --------    --------    --------    --------
Expenses
    Net losses and loss expenses incurred ........      4,954       1,792       9,721       6,029
    Acquisition costs ............................        794         768       1,360       2,058
    Depreciation and amortization of
      capital assets..............................        370         426         721         851
    Amortization of goodwill .....................        176         214         353         417
    Salaries and benefits ........................      6,047       6,546      10,712      12,681
    Other operating expenses .....................      4,684       9,520       9,221      16,066
                                                     --------    --------    --------    --------
        Total expenses ...........................     17,025      19,266      32,088      38,102
                                                     --------    --------    --------    --------

Income before taxation ...........................      5,067       1,354       9,947       6,069
Taxation .........................................      1,042         376       1,935       1,153
                                                     --------    --------    --------    --------

Net income before cumulative effect of
    a change in accounting principle .............      4,025         978       8,012       4,916
Cumulative effect of a change in accounting
    principle, net of tax (note 2) ...............       --          --          --          (307)
                                                     --------    --------    --------    --------

Net income .......................................   $  4,025    $    978    $  8,012    $  4,609
                                                     --------    --------    --------    --------

Other comprehensive income (loss), net of tax:
    Unrealized holding gains (losses) arising
    during the period.............................         16        (451)         48        (398)
    Less: reclassification adjustments for
    realized (gains) losses included in net
    income........................................        (32)        102         (32)        (88)
                                                     --------    --------    --------    --------

    Other comprehensive income (loss) ............        (16)       (349)         16        (486)
    Comprehensive income .........................      4,009         629       8,028       4,123
                                                     ========    ========    ========    ========

Net income per share .............................   $   0.41    $   0.10    $   0.82    $   0.48
                                                     ========    ========    ========    ========

Net income per share assuming dilution ...........   $   0.41    $   0.10    $   0.81    $   0.48
                                                     ========    ========    ========    ========

Dividends per share ..............................   $   0.03    $   0.03    $   0.06    $   0.06
                                                     ========    ========    ========    ========

   See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30               JUNE 30
                                                    1998       1999         1998      1999
                                                ----------- ----------  ---------- ----------
ORDINARY SHARES OF PAR VALUE $0.25 EACH
    Balance at beginning of period ..........   $  2,466    $  2,466    $  2,466    $  2,466
    Options exercised .......................       --          --          --          --
    Cancellation of ordinary shares in
      treasury ..............................       --          --          --          --
                                                --------    --------    --------    --------
    Balance at end of period ................   $  2,466    $  2,466    $  2,466    $  2,466
                                                --------    --------    --------    --------

ADDITIONAL PAID IN CAPITAL
    Balance at beginning of period ..........   $ 54,167    $ 54,167    $ 54,167    $ 54,167
    Proceeds from exercise of options in
      excess of par .........................       --          --          --          --
    Issuance of shares ......................       --          --          --          --
                                                --------    --------    --------    --------
    Balance at end of period ................   $ 54,167    $ 54,167    $ 54,167    $ 54,167
                                                --------    --------    --------    --------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    Balance at beginning of period ..........   $     95    $    182    $     63    $    319
    Change in unrealized gain (loss) on
      marketable securities .................        (16)       (349)         16        (486)
                                                --------    --------    --------    --------
    Balance at end of period ................   $     79    $   (167)   $     79    $   (167)
                                                --------    --------    --------    --------

RETAINED EARNINGS
    Balance at beginning of period ..........   $ 30,765    $ 45,262    $ 27,074    $ 41,914
    Net income ..............................      4,025         978       8,012       4,609
    Dividends ...............................       (293)       (283)       (589)       (566)
                                                --------    --------    --------    --------
    Balance at end of period ................   $ 34,497    $ 45,957    $ 34,497    $ 45,957
                                                --------    --------    --------    --------

TREASURY STOCK
    Balance at beginning of period ..........   $   (667)   $ (5,657)   $   (667)   $ (1,234)
    Purchase of ordinary shares in treasury .       --          --          --        (4,423)
                                                --------    --------    --------    --------
    Balance at end of period ................   $   (667)   $ (5,657)   $   (667)   $ (5,657)
                                                --------    --------    --------    --------
    Total shareholders' equity ..............   $ 90,542    $ 96,766    $ 90,542    $ 96,766
                                                ========    ========    ========    ========

Dividends per share were $0 and $0.03 for the three months ended June 30, 1998 and 1999, respectively, and $0 and $0.06 for the six months ended
     June 30, 1998 and 1999 respectively.

   See accompanying notes to unaudited consolidated financial statements.

                   STIRLING COOKE BROWN HOLDINGS LIMITED
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1998 AND 1999
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                 1998               1999
                                                             ------------       ------------
OPERATING ACTIVITIES
Net income ...............................................   $   8,012    $   4,609
Adjustments to reconcile net income to net cash provided
(used)
by operating activities:
      Depreciation and amortization of capital assets ....         721          851
      Amortization of goodwill ...........................         353          417
      Amortization of marketable securities ..............          54           57
      Net realized gains on sale of marketable securities          (32)         (54)
      Net gains on sale of capital assets ................        --            (35)
   (Equity in income)/writedown of affiliates ............      (1,448)         240

Changes in non cash operating assets and
liabilities:
      Fiduciary funds ....................................     (21,957)         170
      Insurance and reinsurance balances receivable ......     (34,015)    (146,859)
      Paid losses recoverable from reinsurers ............      (1,887)      (7,340)
      Outstanding losses recoverable from reinsurers .....     (10,645)     (14,553)
      Deferred acquisition costs .........................      (1,174)         504
      Deferred reinsurance premiums ceded ................      (5,790)         120
      Other assets .......................................      (1,699)        (479)
      Deferred tax asset .................................        (490)      (1,781)
      Assets related to deposit liabilities ..............        (889)         (57)
      Outstanding losses and loss expenses ...............      16,487       17,571
      Unearned premiums ..................................       6,426         (770)
      Insurance and reinsurance balances payable .........      59,443      134,386
      Funds withheld .....................................         539        3,285
      Accounts payable and accrued liabilities ...........       1,746        3,598
      Income taxes payable ...............................       1,815        1,731
      Deferred income ....................................         559       (1,015)
      Deposit liabilities ................................         889           57
                                                             ---------    ---------
          Net cash provided (used) by operating activities      17,018       (5,347)
                                                             ---------    ---------
INVESTING ACTIVITIES
      Purchase of capital assets .........................      (1,168)        (674)
      Sale of capital assets .............................          48           89
      Purchase of debt securities ........................      (7,000)     (19,581)
      Purchase of equity securities ......................      (2,276)      (2,701)
      Purchase of short-term investments, net ............      (1,393)       8,537
      Proceeds on sale of debt securities ................       9,000        2,737
      Proceeds on sale of equity securities ..............         281        1,575
      Purchase of subsidiaries, net of cash acquired .....        --           (735)
      Dividends received from affiliates .................         780         --
                                                             ---------    ---------
          Cash used by investing activities ..............      (1,728)     (10,753)
                                                             ---------    ---------
FINANCING ACTIVITIES
      Dividends ..........................................        (589)        (566)

      Purchase of ordinary shares in treasury ............        --         (4,423)
                                                             ---------    ---------
          Cash used by investing activities ..............        (589)      (4,989)
                                                             ---------    ---------
Increase (decrease) in cash and cash equivalents .........      14,701      (21,089)

Cash and cash equivalents at beginning of period .........      50,631       68,165

                                                             ---------    ---------
Cash and cash equivalents at end of period ...............   $  65,332    $  47,076
                                                             =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for income taxes .......   $     598    $     820
                                                             =========    =========

   See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1998 AND 1999
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)





1.   INTERIM ACCOUNTING POLICY

In the opinion of management of Stirling Cooke Brown Holdings ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and one non-recurring adjustment (see note 2), necessary to present fairly the financial position of the Company at December 31, 1998 and June 30, 1999, the results of operations for the three months and six months ended June 30, 1998 and 1999 and the cash flows for the six months ended June 30, 1998 and 1999. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of what operating results may be for the full year.

2.   REPORTING ON THE COSTS OF STARTUP ACTIVITIES

During 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5. REPORTING ON THE COSTS OF START-UP ACTIVITIES. The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the three months and six months ended June 30, 1999 is approximately $Nil and $307 (net of tax of $188) respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's discussion and analysis of Stirling Cooke Brown Holdings Limited's (the "Company") results of operations for the three months and six months ended June 30, 1998 and 1999 and financial condition as of June 30, 1999. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999.

REVENUES AND NET INCOME
-----------------------

                                  FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                     ENDED JUNE 30              ENDED JUNE 30
                                     1998       1999           1998       1999
                                     ----       ----           ----       ----
                                 (dollars in thousands)    (dollars in thousands)

Revenues ..........................   $ 22,092   $ 20,620   $ 42,035   $ 44,171
Expenses ..........................     17,025     19,266     32,088     38,102
                                      --------   --------   --------   --------
Income before taxation ............      5,067      1,354      9,947      6,069
Taxation ..........................      1,042        376      1,935      1,153
                                      --------   --------   --------   --------
Net income before cumulative effect
  of a change in accounting
  principle .......................      4,025        978      8,012      4,916
Cumulative effect of a change
  in accounting principle, net
  of tax ..........................       --         --         --         (307)
                                      --------   --------   --------   --------

Net income ........................   $  4,025   $    978   $  8,012   $  4,609
                                      ========   ========   ========   ========


BASIC EPS
  Net income per Share ............   $   0.41   $   0.10   $   0.82   $   0.48
  Avg. no. of ordinary shares
      outstanding (000's) .........      9,823      9,420      9,823      9,542


DILUTED EPS
  Net income per Share ............   $   0.41   $   0.10   $   0.81   $   0.48
 Avg. no. of ordinary shares
      outstanding (000's) .........      9,884      9,420      9,875      9,542


Basic net income per share decreased to $0.10 in the second quarter and $0.48 in the first six months of 1999 from $0.41 in the second quarter of 1998 and $0.82 in the first six months of 1998. Diluted net income per share decreased to $0.10 in the second quarter and $0.48 in the first six months of 1999 from $0.41 in the second quarter of 1998 and $0.81 in the first six months of 1998.

The results above reflect significant litigation, strategic advisory costs and provisions incurred during the six months ended June 30, 1999. The Company has incurred $3.6 million (before tax) of expenses during the second quarter and $4.8 million (before tax) of expenses during the six months ended June 30, 1999 associated with litigation as discussed in the Legal Proceedings section (see Part II - Item I) and associated with strategic advisory and restructuring costs.

At June 30, 1999, the Company had 9,419,972 shares outstanding compared to 9,776,372 shares at December 31, 1998, a decrease of 356,400 shares or 3.6%. This decrease was due to various open market share repurchases by the Company during the first three months of 1999.

REVENUES AND NET INCOME BY SEGMENT

  SEGMENT REVENUES         FOR THE THREE MONTHS         FOR THE SIX MONTHS
  ----------------             ENDED JUNE 30              ENDED JUNE 30
                           1998        1999               1998      1999
                           ----        ----               ----      ----
                          (dollars in thousands)      (dollars in thousands)

Brokerage                 $ 6,490   $ 9,991             $12,323   $18,547
Program business            6,720     5,733              13,066    11,759
Underwriting management     1,026       633               1,993     2,332
Insurance                   3,190     2,196               5,281     6,957
Reinsurance                 3,095     1,153               6,332     3,076
Other                       1,571       914               3,040     1,500
                          -------   -------             -------   -------


     Total                $22,092   $20,620             $42,035   $44,171
                          -------   -------             -------   -------



  SEGMENT PRETAX INCOME    FOR THE THREE MONTHS         FOR THE SIX MONTHS
  ---------------------        ENDED JUNE 30              ENDED JUNE 30
  (LOSS)                   1998        1999               1998      1999
  ------                   ----        ----               ----      ----
                          (dollars in thousands)       (dollars in thousands)


Brokerage                 $ 2,862    $ 2,742            $ 5,622    $ 6,549
Program business            1,470       (490)             3,008       (741)
Underwriting management       521         58                963      1,252
Insurance                     276         18                173        423
Reinsurance                  (511)       (82)            (1,061)      (474)
Other                         449       (892)             1,242       (940)
                          -------    -------             -------    -------

     Total                $ 5,067    $ 1,354            $ 9,947    $ 6,069
                          -------    -------            -------    -------

Brokerage
---------

Revenues of $10.0 million in the second quarter of 1999 represented an increase of $3.5 million or 53.9% from revenues of $6.5 million in the second quarter of 1998. Revenues of $18.5 million in the first six months of 1999 represented an increase of $6.2 million or 50.5% from revenues of $12.3 million in the first six months of 1998. The increase in revenues is primarily due to increased insurance and reinsurance brokerage activities by the Company's UK based brokerage operations that performed well during the second quarter and first half of 1999 despite increasingly competitive conditions in the marketplace.

The brokerage segment's profit of $2.7 million in the second quarter of 1999 represented a decrease of $0.2 million or 4.2% from segment profit of $2.9 million in the second quarter of 1998. Profit of $6.5 million in the first six months of 1999 represented an increase of $0.9 million or 16.5% from segment profit of $5.6 million in the first six months of 1998. The segment profit reflects the increase in revenues offset by an increase in brokerage segment expenses. This increase in expenses was primarily due to significant expenses in respect to costs associated with litigation ongoing in respect of these operations as discussed in the Legal Proceedings section (Part II - Item 1) and bad debt expenses incurred during the period.

Program Business
----------------

Program business revenues of $5.7 million in the second quarter of 1999 represented a decrease of $1.0 million or 14.7% from revenues of $6.7 million in the second quarter of 1998. Revenues of $11.8 million in the first six months of 1999 represented a decrease of $1.3 million or 10.0% from revenues of $13.1 million in the first six months of 1998. The decrease in revenues was due to reduced fee margin on programs and a reduction in program business volume due to an increasingly competitive environment in the U.S. workers' compensation market.

The program business segment's loss of $0.5 million in the second quarter of 1999 represented a decrease of $2.0 million from segment profit of $1.5 million in the second quarter of 1998. A loss of $0.7 million in the first six months of 1999 represented a decrease of $3.7 million from segment profit of $3.0 million in the first six months of 1998. The decrease in the segment profit reflects the decrease in revenues, together with reduced fee margins on insurance products which led to reduced profit margins for program business operations.

Underwriting Management
-----------------------

Revenues of $0.6 million in the second quarter of 1999 represented a decrease of $0.4 million from revenues of $1.0 million in the second quarter of 1998. Revenues of $2.3 million in the first six months of 1999 represented an increase of $0.3 million from revenues of $2.0 million in the first six months of 1998. This increase in revenues during the first six months of 1999 was primarily due to additional earnings realized in the first quarter of 1999 on contracts that were placed in prior years.

Segment profit of $0.1 million in the second quarter of 1999 represented a decrease of $0.4 million from segment profit of $0.5 million in the second quarter of 1998. Segment profit of $1.3 million in the first six months of 1999 represented an increase of $0.3 million from segment profit of $1.0 million in the first six months of 1998. The Company's underwriting management segment continued to experience significant competitive pressures during the second quarter of 1999 and consequently the Company expects revenues and profit for this segment to continue to decline until market conditions improve.

Insurance
---------

Revenues of $2.2 million in the second quarter of 1999 represented a decrease of $1.0 million from revenues of $3.2 million in the second quarter of 1998. The quarter was adversely affected by a number of policy cancellations which had a negative impact on revenues and the segment experienced significant competitive pressures during the second quarter of 1999. Revenues of $7.0 million in the first six months of 1999 represented an increase of $1.7 million from revenues of $5.3 million in the first six months of 1998. The increase was due to revenue growth during the first quarter of 1999. Realm National's gross written premiums were $8.5 million in the second quarter of 1999 which represents a $4.0 million or 32% decrease from $12.5 million in the second quarter of 1998. Gross written premiums were $25.9 million in the first six months of 1999 which represents a $0.2 million or 0.1% decrease from $26.1 million in the first six months of 1998.

Market  conditions in the workers'  compensation  insurance market in which
Realm  National   writes  the  majority  of  its  business   remained  very
competitive during the second quarter of 1999.

Segment profit of $0.0 million in the second quarter of 1999 represented a decrease of $0.3 million from segment profit of $0.3 million in the second quarter of 1998. Segment profit of $0.4 million in the first six months of 1999 represented an increase of $0.2 million from segment profit of $0.2 million in the first six months of 1998.

Reinsurance
-----------

The Company's reinsurance segment comprising CIRCL had revenues of $1.2 million in the second quarter of 1999 representing a decrease of $1.9 million from revenues of $3.1 million in the second quarter of 1998. Revenues of $3.1 million in the first six months of 1999 represent a decrease of $3.2 million from revenues of $6.3 million in the first six months of 1998. Net premiums earned are the largest component of revenues in CIRCL and net premiums earned were $0.9 million in the second quarter of 1999 and were $2.7 million in the first six months of 1999. This represents a decrease of $2.0 million from net premiums earned of $2.9 million in the second quarter of 1998 and a decrease of $3.3 million from net premiums earned of $6.0 million in the first six months of 1998. In early 1999, management decided to cease underwriting any new programs in CIRCL and a number of existing contracts were not renewed for the 1999 year. Those renewed are only being allowed to run until they expire at December 31, 1999. Because some contracts were not renewed by CIRCL during 1999, revenues decreased in the second quarter of 1999 and will continue to decrease during the year.

Segment loss of $0.1 million in the second quarter of 1999 represented a $0.4 million improvement from a segment loss of $0.5 million in the second quarter of 1998. Segment loss of $0.5 million in the first six months of 1999 represented a $0.6 million improvement from a segment loss of $1.1 million in the first six months of 1998. The primary reason for the loss during the second quarter and first half of 1999 was an additional $0.1 million provision in the second quarter and $0.5 million provision in the first half of 1999 against reinsurance recoveries. CIRCL is in dispute with certain of its reinsurers in respect of amounts due under retrocession coverages. CIRCL has provided $3.0 million against reinsurance contracts with projected reinsurance recoverables of a total of $17.0 million. The provision represents management's best estimates at this time of a possible shortfall in recoveries. This provision is included in the balance sheet as a component of insurance and reinsurance balances receivable. The provision is necessarily an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or lesser than the provision established. Any subsequent differences arising will be recorded in the period in which they occur.

Other
-----

Other includes primarily the Company's holding companies and other operating subsidiaries, and income earned from investments in affiliates. Revenues of $0.9 million in the second quarter of 1999 represented a decrease of $0.7 million from revenues of $1.6 million in the second quarter of 1998. Revenues of $1.5 million in the first six months of 1999 represented a decrease of $1.5 million from revenues of $3.0 million in the first six months of 1998. The primary reason for the decrease in revenues is a decline in income earned from investments in affiliates.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company held cash and marketable securities of $85.2 million compared to $97.4 million at December 31, 1998. In addition, the
Company held cash in fiduciary accounts relating to insurance client premiums amounting to $63.7 million at June 30, 1999 compared to $63.9 million at December 31, 1998. Of the $85.2 million of cash and marketable securities held by the Company at June 30, 1999 (December 31, 1998 - $97.4 million), $49.7 million (December 31, 1998 - $58.9 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At June 30, 1999, the Company's investment portfolio (at fair market value) totaled $38.1 million. The portfolio consisted primarily of U.S. Treasury, short-term cash, equity securities and A-rated corporate debt securities.

During the six month period ending June 30, 1999, the Company's operating activities used $5.3 million of net cash, compared to generating $17.0 million of net cash during the corresponding six months of 1998. The cash generated from (used by) operating activities varies according to the timing of collections and payments of insurance and reinsurance balances. The Company used $4.4 million during the six month period ended June 30, 1999 to repurchase 356,400 of its own shares on the open market.

On June 1, 1999 the Company paid a second quarter dividend of $0.03 per share to shareholders of record on May 18, 1999. The actual amount and timing of any future ordinary share dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

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

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. Initial application for the Company will begin for the first quarter of the year 2001.

As discussed in Note 2 - Item I, during 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5. REPORTING ON THE COSTS OF START-UP ACTIVITIES. The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the three months and six months ended June 30, 1999 is approximately $Nil and $307 (net of tax of $188) respectively.

In November 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-7. DEPOSIT ACCOUNTING: ACCOUNTING FOR INSURANCE AND REINSURANCE CONTRACTS THAT DO NOT TRANSFER RISK. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. This SOP provides accounting guidance for insurance and reinsurance contracts that do not transfer risk, as determined by the provisions of SFAS 113. The Company is currently reviewing the potential impact that this standard may or may not have on its financial reporting.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs or non-information systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or in miscalculations.

In 1997, the Company appointed individuals in each of the Company's geographic regions to review and assess the Company's state of readiness and its ability to process transactions in the Year 2000. These individuals and the overall committee that they are a part of are providing guidance to the operating and support departments, and have and will continue to monitor the progress of efforts made to address the Year 2000 issue. The Company is currently implementing its plan and preparing its various computer systems and selected applications for the Year 2000. This process involves taking inventory, testing, evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. In addition, the Company is reviewing its essential non-information technology systems for Year 2000 compliance. The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers and infrastructure providers to develop approaches to the Year 2000 issue, to gain insight to problems and to provide additional perspective on solutions. Compliance work with respect to the internal systems has been substantially completed. In 1999, all systems critical to the Company's core businesses will be retested.

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

The Company's insurance and reinsurance subsidiaries may also have an underwriting exposure to the Year 2000 issue. Although the subsidiaries have not received any claims of coverage from insureds based on losses resulting from Year 2000 issues, there can be no assurance that insureds will be free from losses of this type or that these subsidiaries will be free from claims made under their policies.

The total estimated cost of compliance is $0.8 million. Approximately $0.5 million of the cost is related to reprogramming or replacement of software, approximately $0.3 million is related to acquisition of hardware. Costs related to non-information technology are expected to be immaterial. Approximately $0.5 million of the $0.8 million cost of compliance has been incurred as of the end of June 30, 1999. All of these costs are being funded through operating cash flows. Total costs have not had and are not expected to have a material impact on the Company's financial results.

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

          During 1998, certain of the reinsurers and reinsureds filed a total of 7 writs in the English courts (which are the equivalent of a civil complaint in U.S. jurisdictions) against one or more of the Company's brokerage subsidiaries to toll the statute of limitations. Some of these writs were issued pending the outcome of related arbitrations. None of these writs specified an amount of damages sought. In most cases, to avoid incurring additional litigation expenses, the relevant subsidiaries negotiated standstill agreements with the reinsurer or reinsured. In one case, where the reinsurer alleged that the Company's brokerage subsidiary participated in a conspiracy, the subsidiary has challenged that allegation in the English courts; the matter is pending decision.

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

          The Company understands that the parties to the arbitration and court proceedings and other participants in these markets currently are attempting to achieve a business solution that could involve a financial contribution by participants in the market. Although no assurances can be given as to the outcome of the pending proceedings and their effect on the Company, the Company believes, based on the information presently available to it, that any such effect should not have a material adverse affect the Company's financial condition.

          Separately, one of the Company's subsidiaries is involved in an arbitration with the Liquidator of an insolvent insurer. The Liquidator claims that the insurer is owed approximately $2.5 million attributable to reinsurance premiums for business the Company's subsidiary agreed to, but failed to, reinsure with the insurer. The arbitration is unrelated to the arbitrations described above. The Liquidator's Statement of Claim was submitted on May 12, 1999. The Company's subsidiary is in the process of preparing a response. Based on information currently available, it is the opinion of management that the Liquidator's claim is without merit, and the Company and its subsidiary intend to vigorously defend against it.

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

          Based on information currently available, it is the opinion of management that this complaint is without merit, and the Company intends to vigorously defend itself. In this respect, on April 28, 1999, the Company filed a motion to dismiss the claim. A hearing on the Company's motion was held on June 28, 1999. By order dated July 1, 1999, the court directed Odyssey to file an amended complaint by August 15, 1999. The Company anticipates that it will be able to move to dismiss the amended complaint on one or more grounds. Although no assurance can be given as to the outcome of this legal proceeding, the Company believes, based on the information currently available to it, that the outcome should not materially adversely affect the Company's financial condition.

          (c) The Company is subject to other litigation and arbitration in the ordinary course of its business. While any of these proceedings contains an element of uncertainty, management presently believes the outcome of these currently pending proceedings will not have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the "Meeting") on May 27, 1999. A total of 9,863,372 of the Company's Ordinary Shares, with one vote each, were entitled to vote at the Meeting and holders of 6,132,949 Ordinary Shares voted in person or by proxy, constituting a quorum.

The following directors were elected at the Meeting:

Name of Director                    Votes for          Votes Withheld
----------------                    ---------          --------------

Mr. Nicholas Brown                  6,130,199             2,750
Mr. Reuben Jeffery III              6,130,199             2,750
Mr. Jean de Pourtales               6,130,199             2,750

The following  additional  directors  continued to serve after the Meeting:
George W. Jones, Warren W. Cabral, and Nicholas Mark Cooke. Subsequent to the Meeting, Mr. Cabral resigned and Mr. Patrick J. McDonough was appointed as a new director.

Other matters voted on during the Meeting were as follows:

Confirmation of independent auditors,  Arthur Andersen LLP, of the Company:
6,131,949 affirmative, 1,000 negative, -0- abstained.

Authority to act on such other business as properly came before the Meeting or any adjournment thereof: 6,132,949 granted, -0- withheld.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No.    Description
               -----------    -----------

                   11.        Statement of Computation of Net Income Per
                              Ordinary Share

                   99.        Forward Looking Information

        (b)    Reports on Form 8-K

               The Company filed a report on Form 8-K dated April 7, 1999 reporting a suit brought against it by Odyssey Re and management's action taken thereto.

               The Company filed a report on Form 8-K on April 27, 1999 reporting a change in auditors to be effective for the fiscal year ended 1999.

               The Company filed a report on Form 8-K on May 14, 1999 reporting the Company's financial results for the three months ended March 31, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 12, 1999


                                 STIRLING COOKE BROWN HOLDINGS LIMITED

                                 BY:     George W. Jones
                                    -------------------------------

                                 George W. Jones
                                 CHIEF FINANCIAL OFFICER AND DIRECTOR