Form 10-Q
period 1999-09-30
STIRLING COOKE BROWN HOLDINGS LTD
filed 1999-11-12
CIK 1043309

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the period ended September 30, 1999

                                OR

[ ]
         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from           to
                                             ----------    -----------

                    COMMISSION FILE NUMBER 000-23427

                  STIRLING COOKE BROWN HOLDINGS LIMITED
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                BERMUDA                              NOT APPLICABLE
     (STATE OF OTHER JURISDICTION OF                 (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION                IDENTIFICATION NUMBER)

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

                      YES [X]        NO [ ]

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of September 30, 1999 was 9,419,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION


                                                                         PAGE
                                                                         ----

ITEM 1    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at December 31, 1998
          and September 30, 1999
          (Unaudited) .............................................        1

          Unaudited Consolidated Statements of Income and
          Comprehensive Income for the three month and nine month
          periods ended September 30, 1998 and 1999................        3

          Unaudited Consolidated Statements of Changes in
          Shareholders' Equity for the three month and nine month
          periods ended September 30, 1998 and 1999................        4

          Unaudited Consolidated Statements of Cash Flows for the
          nine month periods ended September 30, 1998 and 1999.....        5

          Notes to Unaudited Consolidated Financial Statements at
          September 30, 1998 and 1999..............................        6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................        8

                        PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS........................................        15

ITEM 5    OTHER INFORMATION........................................        17

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.........................        17

          SIGNATURES...............................................        18

                                  EXHIBITS

Exhibit 11 - Statement of Computation of Net Income Per Ordinary Share
Exhibit 99 - Forward Looking Information

                   STIRLING COOKE BROWN HOLDINGS LIMITED

                        CONSOLIDATED BALANCE SHEETS

            DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED)
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                                  1998        1999
                                                                                ---------   ---------

                                 ASSETS
                                 ------

Marketable securities, at fair value
     Debt securities (amortized cost, 1998 - $16,722, 1999 - $30,191).........  $ 17,057    $ 29,607
     Equity securities (cost, 1998 - $2,384, 1999 - $3,583)...................     2,536       3,813
     Short term investments (amortized cost, 1998 - $9,643, 1999 - $2,524)....     9,643       2,524
                                                                                --------    --------
Total marketable securities...................................................    29,236      35,944
Cash and cash equivalents.....................................................    68,165      45,500
Fiduciary funds-restricted....................................................    63,895      53,168
Insurance and reinsurance balances receivable (affiliates, 1998 - $9,994,
     1999 - $Nil).............................................................   382,417     587,226
Paid losses recoverable from reinsurers.......................................     8,916      15,791
Outstanding losses recoverable from reinsurers................................    48,146      70,571
Deferred acquisition costs....................................................     2,286       1,663
Deferred reinsurance premiums ceded...........................................    18,711      17,065
Deferred tax asset............................................................     1,755       3,997
Goodwill......................................................................     8,775       8,879
Other assets..................................................................    14,026      13,592
Assets related to deposit liabilities.........................................     3,313       3,236
                                                                                --------    --------

     Total assets.............................................................  $649,641    $856,632
                                                                                ========    ========

                           LIABILITIES
                           -----------

Outstanding losses and loss expenses..........................................  $ 66,117    $ 88,575
Unearned premiums.............................................................    25,037      22,138
Deferred income...............................................................     3,992       4,493
Insurance and reinsurance balances payable (affiliates, 1998 - $957,
     1999 - $Nil).............................................................   438,456     623,686
Funds withheld................................................................     1,359       4,870
Accounts payable and accrued liabilities......................................    10,719      12,367
Income taxes payable..........................................................     3,016       3,565
Deposit liabilities...........................................................     3,313       3,236
                                                                                --------    --------

     Total liabilities........................................................  $552,009    $762,930
                                                                                ========    ========

Contingencies (Part II - Item 1 - Legal Proceedings)

                          SHAREHOLDERS' EQUITY
                          --------------------

Share Capital
     Authorized 20,000,000 ordinary shares of par value $0.25 each
     Issued and fully paid 9,863,372 ordinary shares..........................     2,466       2,466
Additional paid in capital....................................................    54,167      54,167
Accumulated other comprehensive income (loss).................................       319        (377)
Retained earnings.............................................................    41,914      43,103
                                                                                --------    --------
                                                                                  98,866      99,359
Less: Ordinary shares in treasury (1998 - 87,000, 1999 - 443,400) at cost.....    (1,234)     (5,657)
                                                                                --------    --------
     Total shareholders' equity...............................................    97,632      93,702
                                                                                --------    --------
     Total liabilities and shareholders' equity...............................  $649,641    $856,632
                                                                                ========    ========

            See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      AND COMPREHENSIVE INCOME (LOSS)

       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                             Three Months             Nine Months
                                                          ended September 30      ended September 30
                                                           1998       1999         1998       1999
                                                        --------- ----------    --------- ----------
Revenues
    Risk management fees.............................   $ 14,112    $ 11,736    $ 40,952    $ 44,277
    Net premiums earned..............................      3,334       2,511      12,938      10,290
    Net investment income............................      2,314       1,504       6,373       5,443
    Other income (losses)............................        947      (1,428)      2,479      (1,516)
                                                        --------    --------    --------    --------
        Total revenues...............................     20,707      14,323      62,742      58,494
                                                        --------    --------    --------    --------
Expenses
    Net losses and loss expenses incurred............      3,616       2,005      13,337       8,034
    Acquisition costs................................        267         753       1,627       2,811
    Depreciation and amortization of capital assets..        430         417       1,151       1,268
    Amortization of goodwill.........................        188         215         541         632
    Salaries and benefits............................      5,927       6,166      16,639      18,847
    Other operating expenses.........................      5,133       7,358      14,354      23,424
                                                        --------    --------    --------    --------
        Total expenses...............................     15,561      16,914      47,649      55,016
                                                        --------    --------    --------    --------

Income (loss) before taxation........................      5,146      (2,591)     15,093       3,478
Taxation.............................................      1,017         (19)      2,952       1,134
                                                        --------    --------    --------    --------
Net income (loss) before cumulative effect of
    a change in accounting principle.................      4,129      (2,572)     12,141       2,344
Cumulative effect of a change in accounting
    principle, net of tax (note 2)...................        -           -           -          (307)
                                                        --------    --------    --------    --------

Net income (loss)....................................   $  4,129    ($ 2,572)   $ 12,141    $  2,037
                                                        --------    --------    --------    --------

Other comprehensive income (loss), net of tax:
    Unrealized holding losses arising
    during the period................................       (104)       (291)        (56)       (689)
    Less: reclassification adjustments for realized
    (gains) losses included in net income............        (16)         81         (48)         (7)
                                                        --------    --------    --------    --------

    Other comprehensive loss.........................       (120)       (210)       (104)       (696)

    Comprehensive income (loss)......................      4,009      (2,782)     12,037       1,341
                                                        ========    ========    ========    ========

Net income (loss) per share..........................   $   0.42    ($  0.27)   $   1.24    $   0.21
                                                        ========    ========    ========    ========

Net income (loss) per share assuming dilution........   $   0.42    ($  0.27)   $   1.23    $   0.21
                                                        ========    ========    ========    ========

Dividends per share..................................   $   0.03    $   0.03    $   0.09    $   0.09
                                                        ========    ========    ========    ========

           See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30            SEPTEMBER 30
                                                       1998        1999         1998       1999
                                                     ---------   --------     --------   ---------
ORDINARY SHARES OF PAR VALUE $0.25 EACH
    Balance at beginning of period...........        $   2,466   $  2,466     $  2,466   $   2,466
                                                     ---------   --------     --------   ---------
    Balance at end of period.................        $   2,466   $  2,466     $  2,466   $   2,466
                                                     ---------   --------     --------   ---------

ADDITIONAL PAID IN CAPITAL
    Balance at beginning of period...........        $  54,167   $ 54,167     $ 54,167   $  54,167
                                                     ---------   --------     --------   ---------
    Balance at end of period.................        $  54,167   $ 54,167     $ 54,167   $  54,167
                                                     ---------   --------     --------   ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    Balance at beginning of period...........        $      79   $   (167)    $     63   $     319
    Change in unrealized gain (loss) on
      marketable securities..................             (120)      (210)        (104)       (696)
                                                     ---------   --------     --------   ---------
    Balance at end of period.................        $     (41)  $   (377)    $    (41)  $    (377)
                                                     ---------   --------     --------   ---------

RETAINED EARNINGS
    Balance at beginning of period...........        $  34,497   $ 45,957     $ 27,074   $  41,914
    Net income (loss)........................            4,129     (2,572)      12,141       2,037
    Dividends................................             (295)      (282)        (884)       (848)
                                                     ---------   --------     --------   ---------
    Balance at end of period.................        $  38,331   $ 43,103     $ 38,331   $  43,103
                                                     ---------   --------     --------   ---------

TREASURY STOCK
    Balance at beginning of period...........        $    (667)  $ (5,657)    $   (667)  $  (1,234)
    Purchase of ordinary shares in treasury..               --         --           --      (4,423)
    Balance at end of period.................        $    (667)  $ (5,657)    $   (667)  $  (5,657)
                                                     ---------   --------     --------   ---------
    Total shareholders' equity...............        $  94,256   $ 93,702     $ 94,256   $  93,702
                                                     =========   ========     ========   =========

Dividends per share were $0.03 and $0.03 for the three months ended
     September 30, 1998 and 1999, respectively, and $0.09 and $0.09 for the nine months ended September 30, 1998 and 1999 respectively.


   See accompanying notes to unaudited consolidated financial statements.

                   STIRLING COOKE BROWN HOLDINGS LIMITED
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                          1998               1999
                                                                      ------------       ------------
OPERATING ACTIVITIES
Net income                                                              $  12,141           $  2,037
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
      Depreciation and amortization of capital assets..............         1,151              1,268
      Amortization of goodwill.....................................           541                632
      Amortization of marketable securities........................            63                133
      Net realized gains on sale of marketable securities..........           (48)                (7)
      Net (gains) losses on sale of capital assets.................           (36)                25
      (Equity in income)/writedown of affiliates...................        (2,209)             1,756
Changes in non cash operating assets and liabilities:
      Fiduciary funds..............................................       (16,709)            10,727
      Insurance and reinsurance balances receivable................       (31,378)          (204,809)
      Paid losses recoverable from reinsurers......................        (4,358)            (6,875)
      Outstanding losses recoverable from reinsurers...............       (10,480)           (22,425)
      Deferred acquisition costs...................................        (1,145)               623
      Deferred reinsurance premiums ceded..........................        (5,847)             1,647
      Other assets.................................................        (2,326)            (1,669)
      Deferred tax asset...........................................          (712)            (2,100)
      Assets related to deposit liabilities........................          (219)                78
      Outstanding losses and loss expenses.........................        18,204             22,458
      Unearned premiums............................................         5,478             (2,899)
      Insurance and reinsurance balances payable...................        59,905            185,230
      Funds withheld...............................................            11              3,512
      Accounts payable and accrued liabilities.....................         3,664              1,648
      Income taxes payable.........................................          (254)               549
      Deferred income..............................................         1,520                501
      Deposit liabilities..........................................           219                (78)
                                                                     ------------       ------------
          Net cash provided (used) by operating activities.........        27,176             (8,038)
                                                                     ------------       ------------
INVESTING ACTIVITIES
      Purchase of capital assets...................................        (2,178)            (1,162)
      Sale of capital assets.......................................            84                215
      Purchase of debt securities..................................       (10,540)           (21,804)
      Purchase of equity securities................................        (2,467)            (2,910)
      Purchase of short-term investments, net......................        (2,773)             7,119
      Proceeds on sale of debt securities..........................         9,625              8,346
      Proceeds on sale of equity securities........................           587              1,575
      Purchase of subsidiaries, net of cash acquired...............          (884)              (735)
      Dividends received from affiliates...........................         1,365                  -
                                                                     ------------       ------------
          Cash used by investing activities........................        (7,181)            (9,356)
                                                                     ------------       ------------
FINANCING ACTIVITIES
      Dividends....................................................          (884)              (848)
      Purchase of ordinary shares in treasury......................             -             (4,423)
                                                                     ------------       ------------
          Cash used by investing activities........................          (884)            (5,271)
                                                                     ------------       ------------
Increase (decrease) in cash and cash equivalents.................          19,111            (22,665)
Cash and cash equivalents at beginning of period.................          50,631             68,165
                                                                     ------------       ------------
Cash and cash equivalents at end of period.......................       $  69,742          $  45,500
                                                                     ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for income taxes.................     $   2,836          $   1,944
                                                                     ============       ============

   See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998 AND 1999
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)





1.   INTERIM ACCOUNTING POLICY

In the opinion of management of Stirling Cooke Brown Holdings ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and one non-recurring adjustment (see note 2), necessary to present fairly the financial position of the Company at December 31, 1998 and September 30, 1999, the results of operations for the three months and nine months ended September 30, 1998 and 1999 and the cash flows for the nine months ended September 30, 1998 and 1999. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of what operating results may be for the full year.

2.   REPORTING ON THE COSTS OF STARTUP ACTIVITIES

During 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5. Reporting on the costs of start-up activities. The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the three months and nine months ended September 30, 1999 is approximately $Nil and $307 (net of tax of $188) respectively.

3.   SEGMENTAL INFORMATION


  SEGMENT REVENUES             FOR THE THREE MONTHS        FOR THE NINE MONTHS
  ----------------              ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                1998        1999             1998      1999
                                ----        ----             ----      ----
                             (dollars in thousands)      (dollars in thousands)

Brokerage                     $ 6,821    $ 5,469          $19,144       $24,016
Program business                6,798      5,318           19,864        17,077
Underwriting management           683        841            2,676         3,173
Insurance                       2,210      3,232            7,491        10,189
Reinsurance                     2,198        275            8,530         3,351
Other                           1,997       (812)           5,037           688
                              -------    -------          -------       -------
     Total                    $20,707    $14,323           $62,744      $58,494
                              -------    -------          -------       -------


  SEGMENT PRETAX INCOME        FOR THE THREE MONTHS        FOR THE NINE MONTHS
  ---------------------         ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
  (LOSS)                        1998        1999             1998      1999
  ------                        ----        ----             ----      ----
                             (dollars in thousands)      (dollars in thousands)

Brokerage                     $ 3,582    $ 1,020          $ 9,204       $ 7,569
Program business                1,173       (753)           4,181        (1,494)
Underwriting management           237       (126)           1,200         1,126
Insurance                           9        138              182           561
Reinsurance                      (507)      (556)          (1,568)       (1,030)
Other                             652     (2,314)           1,894        (3,254)
                              -------    -------          -------       -------

     Total                    $ 5,146   ($ 2,591)         $15,093       $ 3,478
                              -------    -------          -------       -------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's discussion and analysis of the results of operations of Stirling Cooke Brown Holdings Limited ("the Company") for the three months and nine months ended September 30, 1998 and 1999 and financial condition as of September 30, 1999. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

GENERAL

The Company was incorporated in Bermuda on December 12, 1995. The Company is a holding company engaged, through its subsidiaries, in providing insurance services primarily in the United States, Bermuda and the United Kingdom. The Company's subsidiaries' activities include brokerage, program business, underwriting management, insurance and reinsurance. The Company owns a United States domiciled insurance company Realm National Insurance Company Limited ("Realm National") which, together with the Company's Bermuda based reinsurance company Comp Indemnity Reinsurance Company Limited ("CIRCL"), writes insurance and reinsurance business. Realm
National also earns policy issuance fees. The Company's subsidiaries specialize in the North American occupational accident and workers' compensation risk transfer markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999.

REVENUES AND NET INCOME (LOSS)
------------------------------

                                      FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                       1998        1999             1998      1999
                                       ----        ----             ----      ----
                                    (dollars in thousands)      (dollars in thousands)

Revenues                            $20,707      $14,323        $62,742      $58,494
Expenses                             15,561       16,914         47,649       55,016
                                    -------      -------        -------      -------
Income (loss) before taxation         5,146       (2,591)        15,093        3,478
Taxation                              1,017          (19)         2,952        1,134
                                    -------      -------        -------      -------
Net income (loss) before
cumulative effect of a
change in accounting
principle                             4,129       (2,572)        12,141        2,344
Cumulative effect of a change
in accounting principle, net
of tax                                    -            -              -         (307)
                                    -------      -------        -------      -------

Net income (loss)                   $ 4,129      ($2,572)       $12,141      $ 2,037
                                    =======      =======        =======      =======

BASIC EPS
  Net income (loss) per Share         $0.42       ($0.27)         $1.24        $0.21
  Avg. no. of ordinary shares
    outstanding (000's)               9,823        9,420          9,823        9,501

DILUTED EPS
 Net income (loss) per Share          $0.42       ($0.27)         $1.23        $0.21
 Avg. no. of ordinary shares
   outstanding (000's)                9,823        9,420          9,858        9,501


Basic net loss per share was $0.27 in the third quarter and basic income per share was $0.21 in the first nine months of 1999 from basic income per share of $0.42 in the third quarter of 1998 and $1.24 in the first nine months of 1998. Diluted net loss per share was $0.27 in the third quarter and diluted income per share was $0.21 in the first nine months of 1999 compared to diluted income per share of $0.42 in the third quarter of 1998 and $1.23 in the first nine months of 1998.

The results above reflect the increasingly competitive conditions in both the insurance and reinsurance markets in which the Company operates. As a result of these conditions, the Company has experienced a decrease in business volumes and a reduction in margins. The Company has continued the process of restructuring its operations with a view to repositioning the Company for the future. This continuing restructuring has included reorganizing the Company's management structure and rationalizing its operations to reduce costs. In addition to advisory fees concerning the restructuring of the Company, the Company has continued to incur significant litigation costs relating to the matters set out in the Legal Proceedings section (see Part II - Item I). Costs relating to litigation, strategic advisory and restructuring matters amounted to $1.8 million (before tax) during the quarter and $6.6 million (before tax) during the nine months ended September 30, 1999. Also during the third quarter, the Company incurred a $1.4 million charge relating to a write-down of an investment in a discontinued business. This charge has been recorded in other income (losses) in the Company's financial statements.

At September 30, 1999, the Company had 9,419,972 shares outstanding, compared to 9,776,372 shares at December 31, 1998, a decrease of 356,400 shares, or 3.6%. This decrease was due to various open market share repurchases by the Company during the first three months of 1999.

REVENUES AND NET INCOME BY SEGMENT
----------------------------------

SEGMENT REVENUES                      FOR THE THREE MONTHS        FOR THE NINE MONTHS
----------------                      ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                       1998        1999             1998      1999
                                       ----        ----             ----      ----
                                    (dollars in thousands)      (dollars in thousands)

Brokerage                           $ 6,821     $ 5,469           $19,144      $24,016
Program business                      6,798       5,318            19,864       17,077
Underwriting management                 683         841             2,676        3,173
Insurance                             2,210       3,232             7,491       10,189
Reinsurance                           2,198         275             8,530        3,351
Other                                 1,997        (812)            5,037          688
                                    -------     -------           -------      -------
     Total                          $20,707     $14,323           $62,744      $58,494
                                    -------     -------           -------      -------


SEGMENT PRETAX INCOME                 FOR THE THREE MONTHS        FOR THE NINE MONTHS
---------------------                 ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
LOSS                                   1998        1999             1998      1999
----                                   ----        ----             ----      ----
                                    (dollars in thousands)      (dollars in thousands)

Brokerage                           $3,582      $1,020          $ 9,204    $ 7,569
Program business                     1,173        (753)           4,181    (1,494)
Underwriting management                237        (126)           1,200      1,126
Insurance                                9         138              182        561
Reinsurance                           (507)       (556)          (1,568)    (1,030)
Other                                  652      (2,314)           1,894     (3,254)
                                    ------      ------          -------    -------

     Total                          $5,146     ($2,591)         $15,093    $ 3,478
                                    ------      ------          -------    -------

Brokerage
---------

The Company's brokerage segment comprises companies that receive a fee or commission for placing insurance and reinsurance contracts which transfer risk and associated premium from one company to another. Revenues of $5.5 million in the third quarter of 1999 represented a decrease of $1.3 million or 19.8% from revenues of $6.8 million in the third quarter of 1998. Revenues of $24.0 million in the first nine months of 1999 represented an increase of $4.9 million, or 25.4%, from revenues of $19.1 million in the first nine months of 1998. The conditions in the marketplace in which this segment operates have become increasingly competitive during the year, resulting in reduced brokerage revenues for the third quarter. The increase in revenues for the year to date is primarily due to increased insurance and reinsurance brokerage activities during the first six months of the year in the Company's UK based brokerage operations.

The brokerage segment's profit of $1.0 million in the third quarter of 1999 represented a decrease of $2.6 million, or 71.5%, from segment profit of $3.6 million in the third quarter of 1998. Profit of $7.6 million in the first nine months of 1999 represented a decrease of $1.6 million, or 17.7%, from segment profit of $9.2 million in the first nine months of 1998. The decrease in segment profit reflects the increasingly competitive market conditions in the third quarter of 1999, as well as an increase in brokerage segment expenses. This increase in expenses was primarily due to significant costs associated with ongoing litigation in respect of these operations as discussed in the Legal Proceedings section (Part II - Item 1) and bad debt expenses incurred during the period.

Program Business
----------------

The Company's program business segment comprises companies that market and manage insurance products and programs developed by the Company on behalf of insurers and reinsurers. Program business revenues of $5.3 million in the third quarter of 1999 represented a decrease of $1.5 million, or 21.8%, from revenues of $6.8 million in the third quarter of 1998. Revenues of $17.1 million in the first nine months of 1999 represented a decrease of $2.8 million, or 14.0%, from revenues of $19.9 million in the first nine months of 1998. The decrease in revenues was due to reduced fee margin on programs and a reduction in program business volume due to the increasingly competitive environment in the U.S. workers' compensation insurance market.

The program business segment's loss of $0.8 million in the third quarter of 1999 represented a decrease of $2.0 million from segment profit of $1.2 million in the third quarter of 1998. A loss of $1.5 million in the first nine months of 1999 represented a decrease of $5.7 million from segment profit of $4.2 million in the first nine months of 1998. The decrease in the segment profit reflects the decrease in revenues, together with reduced fee margins.

Underwriting Management
-----------------------

The Company's underwriting management segment comprises companies that underwrite and administer reinsurance business on behalf of independent reinsurance companies. Revenues of $0.8 million in the third quarter of 1999 represented an increase of $0.1 million from revenues of $0.7 million in the third quarter of 1998. Revenues of $3.2 million in the first nine months of 1999 represented an increase of $0.5 million from revenues of $2.7 million in the first nine months of 1998. This increase in revenues during the first nine months of 1999 was primarily due to additional earnings realized in the first quarter of 1999 on contracts that were placed in prior years.

Segment loss of $0.1 million in the third quarter of 1999 represented a decrease of $0.3 million from segment profit of $0.2 million in the third quarter of 1998. Segment profit of $1.1 million in the first nine months of 1999 represented a decrease of $0.1 million from segment profit of $1.2 million in the first nine months of 1998. The Company's underwriting management segment continued to experience significant competitive pressures during the third quarter of 1999 and consequently the Company expects revenues and profit for this segment to continue to decline until market conditions improve.

Insurance
---------

The Company's insurance segment comprises its wholly owned U.S. based insurance company, Realm National Insurance Company. Revenues of $3.2 million in the third quarter of 1999 represented an increase of $1.0 million from revenues of $2.2 million in the third quarter of 1998. Revenues of $10.2 million in the first nine months of 1999 represented an increase of $2.7 million from revenues of $7.5 million in the first nine months of 1998. Realm National's gross written premiums were $10.3 million in the third quarter of 1999, which represents a $1.3 million, or 14%, increase from $9.0 million in the third quarter of 1998. Gross written premiums were $36.2 million in the first nine months of 1999 which represents a $1.1 million, or 3%, increase from $35.1 million in the first nine months of 1998.

Market conditions in the workers'  compensation  insurance market, in which
Realm  National  writes  the  majority  of  its  business,   remained  very
competitive during the third quarter of 1999.

Segment profit of $0.1 million in the third quarter of 1999 represented an increase of $0.1 million from segment profit of $0.0 million in the third quarter of 1998. Segment profit of $0.6 million in the first nine months of 1999 represented an increase of $0.4 million from segment profit of $0.2 million in the first nine months of 1998. The increases in profit reflects the increase in premium written.

Reinsurance
-----------

The Company's reinsurance segment comprises Comp Indemnity Reinsurance Company ("CIRCL"). Revenues of $0.3 million in the third quarter of 1999 represent a decrease of $1.9 million from revenues of $2.2 million in the third quarter of 1998. Revenues of $3.4 million in the first nine months of 1999 represent a decrease of $5.1 million from revenues of $8.5 million in the third quarter of 1998. In early 1999, management decided to cease underwriting any new programs in CIRCL and a number of existing contracts were not renewed for the 1999 year. Those renewed are only being allowed to run until they expire at December 31, 1999. Because some contracts were not renewed by CIRCL during 1999, revenues have continued to decrease during the year.

Segment loss of $0.6 million in the third quarter of 1999 represented a $0.1 million worsening from a segment loss of $0.5 million in the third quarter of 1998. Segment loss of $1.0 million in the first nine months of 1999 represented a $0.6 million improvement from a segment loss of $1.6 million in the first nine months of 1998. The loss during the first nine months of 1998 was primarily the result of the Company incurring significant adverse development on one particular program that covers bodily injury and property risks in the construction industry. The primary reason for the loss during the first nine months of 1999 was a $0.5 million provision which was recognized in the first six months of 1999 against reinsurance recoveries. CIRCL is in dispute with certain of its reinsurers in respect of amounts due under retrocession coverages. CIRCL has provided $3.0 million against reinsurance contracts with projected reinsurance recoverables of a total of $16.8 million. The provision represents management's best estimates at this time of a possible shortfall in recoveries. This provision is included in the balance sheet as a component of paid losses recoverable from reinsurers. The provision is necessarily an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or lesser than the provision established. Any subsequent differences arising will be recorded in the period in which they occur.

Other
-----

Other includes primarily the Company's holding companies and other non-operating subsidiaries, and income earned from investments in non-consolidating affiliates. Revenues of ($0.8) million in the third quarter of 1999 represented a decrease of $2.8 million from revenues of $2.0 million in the third quarter of 1998. Revenues of $0.7 million in the first nine months of 1999 represented a decrease of $4.3 million from revenues of $5.0 million in the first nine months of 1998. The primary reason for the decrease in revenues during the quarter and the first nine months of 1999 is a decline in income earned from investments in affiliates and a $1.4 million charge due to a writedown of an investment in an affiliate that has discontinued its business.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company held cash and marketable securities of $81.5 million, compared to $97.4 million at December 31, 1998. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $53.2 million at September 30, 1999, compared to $63.9 million at December 31, 1998. Of the $81.5 million of cash and marketable securities held by the Company at September 30, 1999 (December 31, 1998 - $97.4 million), $46.9 million (December 31, 1998 - $58.9 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At September 30, 1999, the Company's investment portfolio (at fair market value) totaled $36.0 million. The portfolio consisted primarily of U.S. Treasury bonds, short-term investments, equity securities and A-rated corporate debt securities.

During the nine month period ending September 30, 1999, the Company's operating activities used $8.0 million of net cash, compared to generating $27.2 million of net cash during the corresponding nine months of 1998. The cash generated from (used by) operating activities varies according to the timing of collections and payments of insurance and reinsurance balances. The Company used $4.4 million during the nine month period ended September 30, 1999 to repurchase 356,400 of its own shares on the open market.

The increase of $204.8 million in insurance and reinsurance balances receivable, and the corresponding increase of $185.2 in insurance and reinsurance balances payable, primarily reflects the growth in client's claims and premiums balances in the Company's broking subsidiaries.

On September 3, 1999 the Company paid a third quarter dividend of $0.03 per share to shareholders of record on August 23, 1999. The actual amount and timing of any future ordinary share dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

ACCOUNTING PRONOUNCEMENTS

In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3. Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets representing future recoveries of assessments through premium tax offsets or policy surcharges. The SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted this standard effective January 1, 1999 and it did not have a significant impact on the Company's financial position or results of operations.

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. Initial application for the Company will begin for the first quarter of the year 2001. The Company is currently reviewing the potential impact that this standard may or may not have on its financial reporting.

As discussed in Note 2 - Item I, during 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5. Reporting on the costs of start-up activities. The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the three months and nine months ended September 30, 1999 is approximately $Nil and $307 (net of tax of $188) respectively.

In November 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-7. Deposit accounting: Accounting for Insurance and Reinsurance
Contracts that do not transfer risk. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. This SOP provides accounting guidance for insurance and reinsurance contracts that do not transfer risk, as determined by the provisions of SFAS 113. The Company is currently reviewing the potential impact that this standard may or may not have on its financial reporting.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs or non-information systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or in miscalculations.

In 1997, the Company appointed individuals in each of the Company's geographic regions to review and assess the Company's state of readiness and its ability to process transactions in the Year 2000. These individuals and the overall committee that they are a part of are providing guidance to the operating and support departments, and will continue to monitor the progress of efforts made to address the Year 2000 issue. The Company is currently implementing its plan and preparing its various computer systems and selected applications for the Year 2000. This process involves taking inventory, testing, evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. In addition, the Company is reviewing its essential non-information technology systems for Year 2000 compliance. The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers and infrastructure providers to develop approaches to the Year 2000 issue, to gain insight into problems and to provide additional perspective on solutions. Compliance work with respect to the Company's internal systems is substantially complete. In the last quarter of 1999, all systems critical to the Company's core businesses will be retested and rollover testing done.

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

The Company continues to assess its external relationships with third parties. The Company is in the process of communicating with its significant vendors and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems. However, there can be no assurance that the systems of third parties, such as utility companies, regulatory bodies, government entities, insurance related companies or insurance carriers on which the Company's operations rely, will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company's operating results. However, management believes that ongoing communication with and assessment of third parties will minimize these risks.

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

The total estimated cost of compliance is $0.7 million. Approximately $0.5 million of the cost is related to reprogramming or replacement of software, approximately $0.2 million is related to acquisition of hardware. Costs related to non-information technology are expected to be immaterial. Substantially all of the $0.7 million cost of compliance has been incurred as of the end of September 30, 1999. All of these costs are being funded through operating cash flows. Total costs have not had and are not expected to have a material impact on the Company's financial results.

Based on the review of the state of readiness of the Company and its risks, the Company currently anticipates minimal business disruption will occur as a result of Year 2000 issues. Nonetheless, the Year 2000 issue represents a risk that cannot be assessed with precision nor controlled with certainty. Possible consequences of disruptions that could occur include, but are not limited to, loss of communication links with subsidiaries and insurance carriers, loss of electric power, inability to process transactions or inability to engage in similar normal business activities. Furthermore, failure of significant third parties with which the Company conducts business, including insurance carriers and reinsurers, to meet Year 2000 compliance could have a materially detrimental effect on the Company. The Company is in the process of establishing a contingency plan for possible Year 2000 issues. Where needed, the Company will revise or adjust its contingency plan based on actual testing experience with its systems and assessment of outside risks.

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

     The reinsurers have alleged that they sustained losses due to a spiral in the LMX market that was not disclosed to them by the ceding insurers or their reinsurance brokers. As a consequence, these reinsurers have asserted that they are no longer obliged to honor their reinsurance agreements and have ceased paying claims. If one or more reinsurers prevail in the pending arbitrations, it is possible that one or more ceding insurers that are reinsurance brokerage clients of the Company's broker subsidiaries may assert a claim against one or more of those subsidiaries.

     The Company understands that an award has been made in one arbitration and that a decision by the arbitrators is pending in a second arbitration. At this time, however, the Company does not believe that the outcomes of either of these two arbitrations are likely to give rise to any liability with respect to the Company. The hearing in the next scheduled arbitration is not expected to commence before mid-year 2000.

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

     During 1998, certain of the reinsurers and reinsureds filed a total of 7 writs in the English courts (which are the equivalent of a civil complaint in U.S. jurisdictions) against one or more of the Company's brokerage subsidiaries to toll the statute of limitations. Some of these writs were issued pending the outcome of related arbitrations. None of these writs specified an amount of damages sought. In most cases, to avoid incurring additional litigation expenses, the relevant subsidiaries negotiated standstill agreements with the reinsurer or reinsured. In one case, where the reinsurer alleged that the Company's brokerage subsidiary participated in a conspiracy, the subsidiary has challenged that allegation in the English courts; the matter has been stayed at the request of the reinsurer pending completion of the related arbitration.

     The primary factual allegation by the reinsurers is that, although they believed they reinsured the subject risks only at high excess levels, the LMX spiral caused their high excess positions to not equate with their expectation of remoteness from the incidence of loss. As to certain of the Company's brokerage subsidiaries, the reinsurers and reinsureds have alleged in their writs that the subsidiary was negligent, misrepresented, or failed to disclose the potential effect of the spiral on the reinsurers' exposure to risk. As indicated, in one case the writ also alleged conspiracy, an allegation that will be vigorously defended.

     The Company does not yet have sufficient information to determine whether any claims ultimately will be prosecuted against the Company or its subsidiaries or whether any such claims ultimately will result in payment of any liability or settlement by the Company or its subsidiaries.

     The Company understands that the parties to the arbitration and court proceedings and other participants in these markets currently are attempting to achieve a business solution that could involve a financial contribution by participants in the market. Although no assurance can be given as to the outcome of pending proceedings or the amount, if any, of the Company's possible contribution to any business solution, the Company believes, based on the information currently available to it, that the effect of these matters should not have a material adverse on the Company's financial condition.

     Separately, the Company has settled an arbitration between one of the Company's subsidiaries and the Liquidator of an insolvent insurer at an amount that approximated the estimated legal costs to complete the arbitration.

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

     Based on information currently available, it is the opinion of management that this complaint is without merit, and the Company intends to vigorously defend itself. In this respect, on April 28, 1999, the Company filed a motion to dismiss the claim. A hearing on the Company's motion was held on June 28, 1999. By order dated July 1, 1999, the court directed Odyssey to file an amended complaint by August 15, 1999, which it did. The Company moved to dismiss the amended complaint on September 30, 1999, and briefing on the motion will be completed by November 23, 1999. The Company anticipates that the Court should be in a position to decide the case by the end of the year. Although no assurance can be given as to the outcome of this legal proceeding, the Company believes, based on the information currently available to it, that the outcome should not materially adversely affect the Company's financial condition.

     (c) The Company is subject to other litigation and arbitration in the ordinary course of its business. While any of these proceedings contains an element of uncertainty, management presently believes the outcome of these currently pending proceedings will not have a material adverse effect on the Company.

ITEM 5    OTHER INFORMATION

          Mr. Nicholas Brown resigned as managing director and head of the London brokering operations effective October 5, 1999. He did not resign because of any disagreement with the Company on any matter.

          Mr. Stephen A. Crane was elected President, Chief Executive Officer and director of the Company during November, 1999.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No.     Description
               -----------     -----------

                   11.         Statement of Computation of Net Income Per
                               Ordinary Share

                   99.         Forward Looking Information


          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K on August 13, 1999 reporting the Company's financial results for the three months ended June 30, 1999.

               The Company filed a report on Form 8-K on October 11, 1999 reporting the resignation of Mr. Nicholas Brown as managing director and head of the London brokering operations.

               The Company filed a report on Form 8-K on November 3, 1999 reporting the election of Mr. Stephen A. Crane as President and Chief Executive Officer of the Company effective November 1, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 11, 1999


                                    STIRLING COOKE BROWN HOLDINGS LIMITED

                                    BY:     /s/ George W. Jones
                                       -----------------------------------
                                    George W. Jones
                                    CHIEF FINANCIAL OFFICER AND DIRECTOR