Form 10-K
period 1999-12-31
STIRLING COOKE BROWN HOLDINGS LTD
filed 2000-03-30
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-K

     (Mark One)

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999

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

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 15, 2000 was approximately $13.8 million computed upon the basis of the closing sales price of the Ordinary Shares on the Nasdaq National Market on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 15, 2000 there were 9,419,972 outstanding Ordinary Shares, the only class of the registrant's common stock outstanding, of $0.25 par value.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement relating to its Annual General Meeting of Shareholders scheduled to be held on May 25, 2000 are incorporated by reference into Part III of this Form 10-K.

     Although Stirling Cooke Brown Holdings Limited is a "foreign private issuer" within the meaning of Rule 3b-4 under the Securities Exchange Act of 1934, as amended, it is voluntarily electing to file its Annual Report for the year ended December 31, 1999 on a Form 10-K.

                                   INDEX

                                                                       PAGE
                                                                       ----

                                     PART 1

       Item 1   Business................................................  1

       Item 2   Properties.............................................. 10

       Item 3   Legal Proceedings....................................... 11

       Item 4   Submission of Matters to a Vote of Security Holders..... 11

                                     PART II

       Item 5   Market for Registrant's Common Equity and Related
                Stockholder Matters..................................... 12

       Item 6   Selected Financial Data................................. 13

       Item 7   Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................... 14

       Item 8   Financial Statements and Supplementary Data............. 19

       Item 9   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..................... 46

                                    PART III

       Item 10  Directors and Executive Officers of the Registrant...... 46

       Item 11  Executive Compensation.................................. 46

       Item 12  Security Ownership of Certain Beneficial Owners and
                Management.............................................. 46

       Item 13  Certain Relationships and Related Transactions.......... 46

                                     PART IV

       Item 14  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K............................................. 47

       Note: All dollar amounts are in U.S. dollars, unless otherwise specifically noted.

                                   PART 1

ITEM 1--BUSINESS

THE COMPANY

Stirling Cooke Brown Holdings Limited (the "Company") is a Bermuda holding company incorporated on December 12, 1995, which, through its subsidiaries, provides insurance services and products. The Company provides its range of services and products to unaffiliated insurance and reinsurance companies, insurance agents, and insureds. The Company is active primarily in the workers' compensation, occupational accident and health, and casualty insurance markets through its subsidiaries located in London, Bermuda and the United States.

THE COMPANY'S OPERATIONS

The Company's five main business segments are Brokerage, Program Business, Underwriting Management, Insurance and Reinsurance. Each segment consists of one or more separate companies and the results of each segment reflect all fees, income, and direct expenses for the companies in that segment. For example, revenues for the insurance segment include all of the insurance company's income including premiums, policy issuance fees, and investment income.

BROKERAGE

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. These subsidiaries specialize in placing insurance and reinsurance business in workers' compensation, accident and health, and specialty casualty lines. The Company generates fees and commission-based revenues from this business. The brokerage segment generated revenues of $24.9 million in 1999, $27.1 million in 1998 and $23.4 million in 1997. Price competition in the U.S. market and the withdrawal of a number of reinsurers from the market led to a reduction in revenues for the brokerage operations in 1999. In addition, the segment has been adversely affected by the disruption caused by widespread reinsurance market disputes and legal proceedings involving the Company.

PROGRAM BUSINESS

The Company's program business segment consists of subsidiaries that market insurance products and manage insurance programs developed by the Company. These programs transfer risk from an insured to insurers and ultimately to reinsurers primarily in the workers' compensation market. The segment's subsidiaries are integrated to provide a range of business production and administrative services to insurers. The program business segment services are provided to various unaffiliated primary insurers and a Company-owned primary insurer. This segment primarily consists of managing general agency ("MGA"), program management, third party claims administration ("TPA"), and loss control and premium audit companies. The program business segment generated revenues of $22.4 million in 1999, $27.1 million in 1998, and $19.8 million in 1997. The revenues of this segment decreased in 1999 due to a reduction in program business premiums together with a reduction in fee margins earned on programs as a result of the increasingly competitive environment in the U.S. workers' compensation insurance market.

The Company's MGA subsidiaries are responsible for marketing programs through a network of retail and wholesale insurance agents. The MGA's are also responsible for underwriting, policy issuance, policy servicing, and administration of the business bound. The Company's MGA network includes offices in Dallas, Texas; Bradenton and Boca Raton, Florida; and New York City, New York.

UNDERWRITING MANAGEMENT

The Company's Managing General Underwriter ("MGU") subsidiaries are based in Bermuda and are authorized primarily to underwrite and administer reinsurance business on behalf of unaffiliated insurance and reinsurance companies. The MGU's earn fees for providing underwriting and associated administrative services relating to the business underwritten. The underwriting management segment generated revenues of $4.1 million in 1999, $3.6 million in 1998, and $4.2 million in 1997. The Company's underwriting management segment experienced significant competitive pressures as 1999 progressed, with a significant reduction in business being renewed. This is expected to continue during the current year.

INSURANCE

The Company's insurance segment consists of a New York domiciled insurer, Realm National Insurance Company ("Realm National"). Realm National was acquired by the Company in September 1996 and earns net premiums and policy issuance fees. Realm National allows the Company to generate business and receive premiums and fees from sources outside the Company's own MGA network, to the extent that non-affiliated MGA's place business with Realm National. The insurance segment generated revenues of $12.6 million in 1999, $11.1 million in 1998, and $5.4 million in 1997. Market conditions in the workers compensation insurance market in which Realm National writes the majority of its business grew increasingly competitive during 1999, slowing Realm National's rate of growth.

Realm National had shareholders' equity of approximately $21.8 million at December 31, 1999 (1998--$22.5 million, 1997--$21.5 million), net premiums earned of approximately $9.5 million for the year ended December 31, 1999 (1998--$7.7 million, 1997--$2.9 million) and a B+ (Very Good) rating from A.M. Best Company. For the year ended December 31, 1999, Realm National's gross premiums written were $47.2 million (1998--$48.6 million, 1997--$21.7 million); net premiums written were $8.9 million (1998--$9.7 million, 1997--$4.0 million), of which $7.9 million (1998--$8.2 million, 1997--$2.3 million) were related to workers' compensation insurance and $1.0 million (1998--$1.5 million, 1997--$1.7 million) were related to property insurance.

REINSURANCE

The Company's reinsurance segment consists of its reinsurance subsidiary, Comp Indemnity Reinsurance Company Limited ("CIRCL"). CIRCL primarily reinsures workers' compensation and property and general liability risks. The reinsurance segment generated revenues of $3.1 million in 1999, $10.9 million in 1998 and $9.4 million in 1997. Management determined in early 1999 to cease underwriting new programs in CIRCL due to unfavourable results, and, for this reason, a number of existing contracts were not renewed for the 1999 year. Accordingly, revenues decreased during the year.

For the year ended December 31, 1999, CIRCL's gross premiums assumed were $3.0 million (1998--$11.8 million, 1997--$14.1 million), of which $2.7 million (1998--$6.9 million, 1997--$13.1 million) were related to workers' compensation insurance and $0.3 million (1998--$4.9 million, 1997--$1.0 million) were related to property and general liability insurance. Net premiums assumed were $4.7 million (1998--$7.7 million, 1997--$9.2 million).

MARKETING

The Company's marketing strategies vary by business segment. The Company's program business segment markets its workers' compensation programs and other specialty lines to wholesale and retail insurance agents in the U.S. through its MGA's. Individual MGA offices market their services and products through sales representatives, targeted direct mail, local and regional advertising, seminars, and trade and industry conventions. Given a general reliance on retail agents as an important source of business production, special emphasis is placed on building and maintaining relationships with individual retail agents and on expanding its network of retail producers. To encourage loyalty from the retail agents the Company seeks to provide a high level of service, offer insurance products that satisfy the needs of clients and reward increased levels of production through incentive compensation programs. The Company believes that it has successfully developed a reputation for providing quality service, cost-effective products and strong marketing support, which has enabled it to develop strong relationships with its retail agents and commercial customers.

The Company's insurance segment markets its insurance products to independent insurance agents through unaffiliated agent networks and through the Company's own MGA network. The Company's brokerage segment markets its services directly to insurance and reinsurance companies, as well as to insurance agents.

COMPETITION

The business of providing insurance services and products to the workers' compensation and property and casualty insurance markets is highly competitive. The Company competes with providers of traditional insurance coverage and with providers of alternative market services (including domestic and foreign insurance companies, reinsurers, insurance brokers, captive insurance companies, rent-a-captives, self-insurance plans, risk retention groups, state funds, assigned risk pools and other risk-financing mechanisms). The Company believes that the key factors to effectively compete in the risk management market are price, the ability to tailor programs to the needs of the insured, and the ability to rapidly develop new solutions to address changing market conditions. The Company believes that its services and products are competitively priced, and that its combination of services and products enables it to rapidly develop tailored programs and act as a competitive provider of insurance services and products. However, in periods of soft insurance market conditions as existed during 1999, the Company's various business segments are subject to additional competitive pressure in generating premium volume. In addition, the fees that they charge for their services come under pressure as insurers and reinsurers seek to reduce their costs.

Realm National is rated B+ (Very Good) by A.M. Best Company. In certain circumstances, Realm National may be at a competitive disadvantage to insurers with higher ratings. However, the Company's MGA's also represent insurers with higher ratings from A.M. Best Company, thereby allowing the Company's MGA's to remain competitive in circumstances where Realm National is not selected as the insurer due to its rating.

EMPLOYEES

As of December 31, 1999, the Company had 310 employees. The service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is extremely competitive, the Company believes that its relationship with its employees is good. None of the Company's employees is represented by a union.

REGULATION

The Company's subsidiaries that are engaged in the insurance and reinsurance segments (Realm National and CIRCL) are subject to regulation by government agencies in the states and foreign jurisdictions in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company; regulation of certain transactions entered into by an insurance company with any of its affiliates; approval of premium rates and policy forms for many lines of insurance; standards of solvency and minimum amounts of capital and surplus that must be maintained; establishment of reserves required to be maintained for unearned premium, losses and loss expense or for other purposes; limitations on types and amounts of investments; restrictions on the size of risks which may be insured; licensing of insurers and agents; deposits of securities for the benefit of policyholders; and the filing of periodic reports with respect to financial condition and other matters.

Most states require property and casualty insurers licensed to transact insurance in the state to become members of insolvency funds or guaranty associations which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written by a member in that state. Assessments from insolvency funds paid by Realm National in 1997, 1998 and 1999 were immaterial in relation to the Company's consolidated financial statements. The cost of most of these assessments is recoverable through future policy surcharges and premium tax deductions.

Realm National also is required to participate in various state-mandated insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. One such pool is the multi-state workers' compensation pool operated by the National Council on Compensation Insurance. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. Total assessments incurred by Realm National from all such facilities for 1997, 1998, and 1999 were immaterial in relation to the Company's consolidated financial statements.

Realm National also is subject to various statutory and regulatory restrictions, generally applicable to each insurance company in its state of domicile, which limit the amount of dividends or distributions payable by an insurance company to its shareholders. The restrictions are generally based on certain levels of surplus, investment income, and operating income, as determined under statutory accounting practices.

The New York Insurance Law regulates the distribution of dividends and other payments to the Company by Realm National. Under the applicable New York statute, unless prior regulatory approval is obtained, an insurer may not declare or distribute any dividend to shareholders, which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of (i) 10% of its surplus to policyholders as shown by its last statement on file with the New York Department of Insurance, or (ii) 100% of adjusted net investment income during such period. Such restrictions or any additional subsequently imposed restrictions may in the future affect the Company's ability to pay principal and interest on its debt, expenses, and cash dividends to its shareholders.

The National Association of Insurance Commissioners ("NAIC") has adopted a methodology for assessing the adequacy of statutory surplus of property and casualty insurers that includes a risk-based capital requirement. Insurance companies are required to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to monitor the adequacy of an insurer's capital. Under the formula, a company determines its risk-based capital ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Under the formula, a higher ratio reflects a greater adequacy of capital. Based on calculations made by the Company, the RBC level for the Company's insurance subsidiary exceeds levels that would trigger regulatory attention. At December 31, 1999, Realm National's RBC ratio was approximately 416% (1998--703%), and the threshold requiring minimum regulatory involvement was 200%. Therefore, the Company's capital exceeded all requirements of the Risk-Based Capital Model Act. The NAIC has also developed an Insurance Regulatory Information System ("IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values in four or more ratios generally leads to inquiries from individual state insurance commissioners. Management believes Realm National's IRIS ratios are in the normal range and should not be of concern to regulators.

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

Realm National is organized under the insurance laws of the State of New York (the "New York Insurance Law"). The New York Insurance Law provides that the acquisition or change of "control" of a domestic insurer, or any person who controls a domestic insurer, cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company, or any person controlling a domestic insurance company, must seek approval and generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a "Form
A") containing certain information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. Under the New York Insurance Law, control is presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing ten percent or more of the voting securities of any other person.

In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic admitted insurance company in that state. While such pre-notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist, such as undue market concentration.

The Company intends to expand Realm National's licenses and business to substantially all of the remaining states in which it is not currently licensed. In order to obtain a license in a given state, Realm National must complete an application and demonstrate compliance with state licensing requirements. The applicable insurance regulatory authority reviews the application, which review may take from three months to two or more years. If all the requirements are met, a license is issued.

In determining whether to issue a license to do business in a state, the state's insurance regulatory agency is required by statute or regulation to consider a number of factors, largely for the purpose of protecting policyholders within the state. Typically, the application process will involve a review of the applicant's recent audited and statutory financial statements, and, in many states, one or more years of operating
projections,   to  assess  the   financial   strength  of  the   applicant;
biographical information concerning the experience and fitness of directors, officers and major shareholders; reports of recent examinations as to the applicant's compliance record, finances and market practices in its state of domicile; proposed policy forms and rate schedules; and the applicant's experience in underwriting the line or lines of business to be offered.

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

In general, the regulation of insurers in Bermuda relies heavily upon auditors, loss reserve specialists, directors and managers who must certify that an insurer meets minimum capital and solvency requirements. Every registered insurer must appoint a government-approved auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer.

CIRCL is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum statutory capital and surplus equal to the greatest of:
(a) $1 million; (b) 20% of the first $6 million of its net premiums written plus 15% of its net premiums written over $6 million; or (c) 15% of its net outstanding losses and loss expenses; (ii) is limited in declaring or paying any dividends during any financial year with respect to a specified minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio; (iii) is prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (iv) is required to report its failure to meet its minimum solvency margin to the Minister within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred. CIRCL is also required to obtain an annual loss reserve opinion issued by a government approved loss reserve specialist. At December 31, 1999, CIRCL was required to maintain a minimum statutory capital and surplus of $2.0 million (1998 - $2.1 million). At that date statutory capital and surplus was $2.9 million (1998 - $2.3 million) and the requirement was therefore met.

The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees. At December 31, 1999, CIRCL was required to maintain relevant assets of at least $23.0 million (1998 - $25.0 million). At that date relevant assets were approximately $33.5 million (1998 - $35.6 million) and the requirement was therefore met.

A Bermuda-registered insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda to oversee the business of the insurer and to report to the Minister and the Bermuda Registrar of Companies in respect of certain events. Unless the approval of the Minister is obtained, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice is given in writing to the Minister of the intention to do so. Within 30 days of the principal representative's knowing or having reason to believe that the insurer the representative represents is likely to become insolvent or that an "event" has occurred, the principal representative must provide a written report to the Minister setting out all the particulars of the case that are available to the representative. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

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

If it appears to the Minister that there is a risk of the insurer becoming insolvent, the Minister may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a Bermuda bank, certain assets; or to limit its premium income.

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

The Company's insurance intermediaries include several MGA's. MGA's produce, underwrite, administer business produced and manage claims on behalf of insurance companies in certain states, and they are subject to regulation under state laws regarding licensure, fiduciary obligations with respect to premium, and the general management of the insurers' business.

The activities of Stirling Cooke Brown Insurance Brokers Limited as an insurance broker in the UK require it to be authorized under the Insurance Brokers (Registration) Act of 1977 by the Insurance Brokers Registration Council (the "Council"). Authorization by this body involves continuing compliance with rules made by the Council, which require, among other things, that the company maintain a minimum level of working capital, that it allocate not more than a specified portion of its business to any particular insurance company or group of insurance companies, that it supply reports to the Council, and that it conduct its business in accordance with the conduct of business rules published by the Council. It is a condition to the authorization from the Council that a majority of the directors of Stirling Cooke Brown Insurance Brokers Limited are and remain registered as insurance brokers in the UK.

OUTSTANDING LOSSES AND LOSS EXPENSES

Both Realm National and CIRCL maintain loss reserves to reflect anticipated future claims and claims expense payments. The Company establishes reserves for losses and loss adjustment expenses related to reported claims on the basis of the evaluations of independent claims adjusters and the Company's own claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses. The Company and its independent actuaries estimate claims and claims expenses arising for losses that have occurred but not yet been reported based upon the Company's and the insurance industry's experience, together with statistical information with respect to the probable number and nature of such claims.

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses:


           RECONCILIATION OF OUTSTANDING LOSSES AND LOSS EXPENSES

                                        FOR THE YEARS ENDED
                                        -------------------
                                            DECEMBER 31,
                                            ------------
                                      1997       1998       1999
                                    --------   --------   --------
Balance beginning of year........   $ 24,301   $ 36,276   $ 66,117
Less outstanding losses
  recoverable....................    (16,588)   (23,072)   (48,146)
                                    --------   --------   --------
Net balance......................      7,713     13,204     17,971
                                    --------   --------   --------
Incurred related to:
     Current year................     10,174     12,578      8,696
     Prior years.................        777      4,693      3,674
                                    --------   --------   --------
     Total incurred..............     10,951     17,271     12,370
                                    --------   --------   --------
Paid related to:
     Current year................      2,011      3,066      2,830
     Prior years.................      3,449      9,438      7,643
                                    --------   --------   --------
          Total paid............       5,460     12,504     10,473
                                    --------   --------   --------
Net balance.....................      13,204     17,971     19,868
Plus outstanding losses
  recoverable...................      23,072     48,146     73,267
                                    --------   --------   --------
     Balance at end of year......   $ 36,276   $ 66,117   $ 93,135
                                    ========   ========   ========


The adverse development during 1999 on prior years primarily reflects the increase in provisions for doubtful reinsurance recoveries of $4.2 million to $6.7 million. This provision is included in the balance sheet as a component of paid and outstanding losses recoverable from reinsurers. The provision is an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or less than the provision established.

The adverse development during 1998 on prior years primarily represents an increase in claims frequency on one program and a provision for doubtful recoveries of $2.5 million.

The Company's underwriting loss ratio (i.e., the ratio of net losses and net loss expenses to net assumed premium earned) for 1999 was 104.4% (1998--97.2%).

The Company believes that the provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred; however, such a provision is an estimate and may ultimately be significantly greater or less than the provision established. The Company has limited historical loss experience available to serve as a basis for the estimation of ultimate losses.

The previous table represents a reconciliation of reserves in accordance with generally accepted accounting principals ("GAAP"). The following table reconciles the difference between those reserves and those contained in regulatory filings made by the Company's subsidiaries in accordance with statutory accounting practices ("SAP").


                  RECONCILIATION OF SAP AND GAAP RESERVES

                                                     FOR THE YEARS ENDED
                                                     -------------------
                                                         DECEMBER 31,
                                                         ------------
                                                  1997       1998       1999
                                                --------   --------   --------
                                                     (DOLLARS IN THOUSANDS)

Reserves for losses and loss adjustment
  expenses, end of year SAP..................   $ 13,355   $ 18,024   $ 18,262
Gross-up for ceded reinsurance reserves......     23,072     48,146     73,267
Provision for salvage receivable not
  included on a SAP basis....................       (128)       (30)       (31)
Provision for uncollectible reinsurance......         --         --      1,637
Provision for loss portfolio transfer
  not included in SAP reserves...............        (23)       (23)        --
                                                --------   --------   --------
Reserves for losses and loss adjustment
  expenses, end of year GAAP.................   $ 36,276   $ 66,117   $ 93,135
                                                ========   ========   ========


The following table presents the development of the Company's ongoing net reserves for 1997 through 1999. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Deficiency" represents the aggregate change in the estimates over all prior years. The Company's insurance entities were both purchased in 1996 so, accordingly, there has only been three years' movement in the Company's reserves. It should be noted that the following table presents an analysis of loss and loss expense development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

               ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                  (NET OF OUTSTANDING LOSSES RECOVERABLE)

                                               FOR THE YEARS ENDED
                                               -------------------
                                                   DECEMBER 31,
                                                   ------------
                                       1996       1997       1998       1999
                                     --------   --------   --------   --------
                                              (DOLLARS IN THOUSANDS)
Gross reserve for losses and
  loss adjustment expenses........   $ 24,301   $ 36,276   $ 66,117   $ 93,135
Less outstanding losses
  recoverable.....................    (16,588)   (23,072)   (48,146)   (73,267)
                                     --------   --------   --------   --------
Net reserve for losses and loss
  adjustment expenses.............      7,713     13,204     17,971     19,868
Reserve re-estimated as of:
     One year later...............      8,490     17,897     21,645         --
     Two years later..............     11,830     22,794         --         --
     Three years later............     13,092         --         --         --
                                     --------   --------   --------   --------
Cumulative deficiency.............     (5,379)    (9,590)    (3,674)        --
                                     --------   --------   --------   --------
Percentage........................     (69.7%)    (72.6%)     (14.7%)       --
                                     --------   --------   --------   --------
Cumulative amount of reserve
  paid through:
     One year later...............      3,449      9,438      7,383         --
     Two years later..............      7,669     14,097         --         --
     Three years later............     10,238         --         --         --


The increase in reserves one year later, two years later and three years later on 1996, 1997 and 1998 reserves reflects primarily an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry, and an increase in provisions for doubtful reinsurance recoveries discussed in Note 8 to the consolidated financial statements.

ITEM 2--PROPERTIES

The Company's head office is located in Hamilton, Bermuda. This facility currently serves as the headquarters for the financial and administrative departments of the Company and the Company's Bermuda subsidiaries. The following table sets forth additional information concerning the Company's facilities:

                             APPROXIMATE
                               SQUARE           LEASE
        PROPERTY                FEET          EXPIRATION
---------------------------    ------     ------------------
Hamilton, Bermuda..........     5,900     June 20, 2006
London, England............    12,500     August 10, 2009
Dallas, Texas..............    14,700     August 31, 2003
Dallas, Texas..............    10,500     May 31, 2001
New York, New York.........     7,900     October 31,  2003
New York, New York.........     2,600     September 14, 2004
Bradenton, Florida.........    12,350     June 28, 2008
Boca Raton, Florida........    13,750     January 15, 2005
Southington, Connecticut...     3,300     August 31, 2011


All of the Company's facilities are leased. Aggregate lease payments for 1999 were $2.8 million (1998 - $2.2 million). The Company anticipates that it will be able to extend these leases as they expire or, if necessary or desirable, locate substitute facilities on acceptable terms.

ITEM 3--LEGAL PROCEEDINGS

(a) The civil action filed on March 29, 1999 against the Company and others in the U.S. District Court for the Southern District of New York, certain of its subsidiaries, by Odyssey Re (London) ("Odyssey") was dismissed by the Court on February 25, 2000. The amended complaint in that case asserted claims against the Company, certain of its subsidiaries, and others under the Racketeering Influenced and Corrupt Organizations (RICO) Act, and for common law fraud. The Court dismissed the amended complaint on the ground of "forum non conveniens," finding that Odyssey's claims should be asserted in the English courts. There is no counterpart to the U.S. RICO law in England, nor does English law allow imposition of treble damages.

Odyssey, which changed its name to Sphere Drake Insurance Limited ("Sphere Drake") during 1999, caused proceedings to be issued in the London Commercial Courts (equivalent to a civil complaint in U.S. jurisdictions) against the Company's U.K. subsidiaries, two former officers of those subsidiaries, and others on February 29, 2000. Neither the Company nor any of its U.S. or Bermuda subsidiaries is named in the action. Sphere Drake generally alleges a conspiracy to defraud it in connection with various reinsurance contracts.

It is the opinion of management that the claims generally described in Sphere Drake's action are without merit and the case will be defended vigorously.

(b) Several arbitration proceedings currently are pending in England between reinsurers and ceding insurers relating to reinsurance transactions involving the personal accident excess of loss market in London ("LMX") for the account years 1993, 1994, 1995 and 1996. Although neither the Company nor its broker subsidiaries is a party to any of these arbitrations, certain of the Company's subsidiaries acted as reinsurance broker for ceding insurer clients that are parties to certain of the arbitrations.

In addition, the Company's reinsurance subsidiary is party to one of the LMX arbitrations. This particular arbitration has been dormant for some time.

The reinsurers generally have alleged that they sustained losses due to an "artificial" spiral in the LMX market, the existence of which, as well as other information, was not disclosed to them by the ceding insurers or their reinsurance brokers. As a consequence, these reinsurers have asserted that they are no longer obliged to honor their reinsurance agreements and have suspended payment of claims.

During 1998 and 1999 certain of the reinsurers and reinsureds that are parties to the arbitrations described above issued proceedings in the English courts against one or more of the Company's brokerage subsidiaries and one underwriting management subsidiary, apparently for the primary purpose of tolling the statute of limitations pending the outcome of the arbitration. In one recently issued proceeding against the same subsidiaries, three former officers of the subsidiaries were also named. In none of these proceedings did the complainant specify an amount of damages sought. If one or more reinsurers succeeds in avoiding its contracts in the pending arbitrations, it is possible that ceding insurers clients on whose behalf the Company's broker subsidiaries placed the reinsurance, may seek to pursue a claim for indemnification or other claims against one or more of those subsidiaries. Similarly, if one or more of the reinsurers fails to avoid its contracts in the pending arbitrations, it also is possible that those reinsurers may seek to pursue some type of claim against one or more of those subsidiaries.

The Company understands that awards already have been made in favor of the reinsurer in two arbitrations. However, based on the Company's understanding of the reasons given by the arbitration panels for their awards in favor of the reinsurer in those cases, the Company does not believe there is any valid basis for its ceding insurer clients in those cases to assert a claim against the Company or its broker subsidiaries.

All U.K. judicial proceedings against the Company's subsidiaries have been stayed or held in abeyance pursuant to standstill agreements or court order, except for one proceeding where the subsidiaries are considering a request for a standstill and except for standstill agreements between two of the Company's subsidiaries and one ceding insurer client, which recently gave notice of termination of those standstill agreements.

One of the arbitration awards referenced above allowed a reinsurer to avoid its reinsurance contracts with a Lloyd's syndicate. According to reports in the London press, that award may have caused the syndicate's liabilities to increase beyond the financial resources available to it and its Names, requiring the syndicate to avail itself of the Lloyd's Central Fund. Thereafter, Lloyd's initiated an investigation of that syndicate and all "market participants," including the Company's U.K. subsidiaries. The investigation is at an early stage and it is uncertain when it will be completed.

The Company understands that substantial progress has been and is being made by various market participants in settling ongoing reinsurance disputes, including many of the market participants that are parties to the arbitrations and other proceedings described above.

Although no assurances can be given as to the outcome of the pending U.K. arbitrations or pending or potential judicial proceedings related to the LMX spiral reinsurance arbitrations and their effect on the Company, the Company believes, based on the information presently available to it, that any such effect should not have a material adverse effect on the Company's financial condition.

(c) The reinsurance markets in which the Company historically has been involved experienced considerable disruption during 1999, for a variety of reasons, including but not limited to the LMX market disputes described above and other disputes involving the North American workers' compensation reinsurance market.

One result of this market disruption has been that certain reinsurers with whom the Company's broker subsidiaries placed business on behalf of ceding insurer clients suspended claims payments to those clients, as well as to the Company's insurance and reinsurance subsidiaries. As a result, a number of arbitrations were commenced between Company clients and their reinsurers.

In some instances, disputes or potential disputes have arisen concerning whether reinsurance was properly placed by the Company's broker subsidiaries. In other instances, the Company's ceding insurer clients have demanded imdemnification by the Company if the client's reinsurance contracts ultimately are avoided by its reinsurers.

Although no assurances can be given as to the effect on the Company of the various disputes in the worker's compensation reinsurance market, or related arbitrations, the Company believes, based on the information presently available to it, that any such effect should not have a material adverse effect on the Company's financial condition.

(d) The Company is subject to other litigation and arbitration in the ordinary course of its business. While any of these proceedings contains an element of uncertainty, management presently believes the outcome of these currently pending proceedings will not have a material adverse effect on the Company's financial condition.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 1999.


               PRINCIPAL EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the Principal Executive Officers of the Company at March 15, 2000.

              NAME          AGE                  POSITION
     ---------------------  ----     ---------------------------------
     Stephen A. Crane.....   54      President, Chief Executive
                                       Officer and Director (1)
     Len Quick............   56      Chief Operating Officer and
                                       Director (1)
     George W. Jones......   45      Chief Financial Officer and
                                       Director (2)
     James Lawless, IV....   45      Senior Vice President, General
                                       Counsel and Corporate Secretary


(1) Term as Director expires at Annual General Meeting in 2000.

(2) Term as Director expires at Annual General Meeting in 2001.

STEPHEN A. CRANE was appointed as President & Chief Executive Officer in November, 1999. Prior to joining the Company, Mr. Crane served for five years as President & Chief Executive Officer of Gryphon Holdings Inc., a specialty property-casualty underwriting organization.

LEN QUICK was appointed as Chief Operating Officer in July, 1999, having previously served as Chief of Operations of the Company's North American-based subsidiaries from 1997. Between 1994 and 1997, Mr. Quick was President of the Company's Dallas based subsidiary, North American Risk Inc.

GEORGE W. JONES has been Chief Financial Officer and a Director of the Company since it began operations.

JAMES LAWLESS, IV was appointed as Senior Vice President, General Counsel and Corporate Secretary in March 2000. In the five year period prior to joining the Company, Mr. Lawless practiced law in New York with LeBouef Lamb Green and MacRae, Werner & Kennedy and Battle Fowler LLP.

                                  PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's ordinary shares, $0.25 par value, have been quoted on the Nasdaq National Market under the symbol "SCBHF" since November 26, 1997. The ordinary shares were listed in connection with the Company's Initial Public Offering, completed in December 1997. As of March 15, 2000, the approximate number of holders of the Company's ordinary shares was 1,000.

The following table sets forth the high and low closing sale prices per share of the Company's ordinary shares for the calender quarters of 1998 and 1999:

                                         HIGH         LOW
                                       ---------   ---------
Year ended December 31, 1998
     First Quarter..................   $27 3/4     $23 5/16
     Second Quarter.................   $30         $25 1/4
     Third Quarter..................   $27 7/8     $11 5/8
     Fourth Quarter.................   $20         $11 1/8
Year ended December 31, 1999
     First Quarter..................   $18 3/4     $ 7
     Second Quarter.................   $ 7 1/2     $ 3 1/4
     Third Quarter..................   $ 5 15/16   $ 1 11/32
     Fourth Quarter.................   $ 3 7/32    $ 1 3/8


     The closing market price of the ordinary shares on March 15, 2000 was $2 5/8.

     During both 1998 and 1999, the Company paid dividends of $0.12 per ordinary share. Dividends are paid quarterly. A dividend of $0.03 per ordinary share was declared on March 7, 2000 and will be paid on March 31, 2000 to shareholders of record at March 17, 2000. The declaration and payment of future dividends is at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company, general business conditions and other factors. The Company's ability to pay dividends is partially restricted due to certain insurance regulations. See "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 to the Consolidated Financial Statements.

     During 1999, the Company purchased 356,400 ordinary shares on the open market at a total cost of $4,423,000. These shares were recorded as treasury stock at cost. The Company now holds a total of 443,400 ordinary shares in treasury at a total cost of $5.7 million.

     Under current Bermuda law, there is no income tax, withholding tax, captial gains or capital transfer tax on the Company or its shareholders in respect of the payment of dividends or capital transactions.

ITEM 6--SELECTED FINANCIAL DATA

The  selected   consolidated   financial  data  below  should  be  read  in
conjunction with the Consolidated Financial Statements and the notes thereto presented under Item 8.

                                              AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      1995        1996(1)       1997         1998         1999
                                   ----------   ----------   ----------   ----------   ----------
                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues........................   $   19,048   $   47,061   $   65,310   $   85,093   $   67,821
Income (loss) before taxation...        7,154       12,199       15,918       19,808       (8,993)
Taxation........................        2,560        2,281        2,925        3,790       (2,583)
Net income (loss) before
  cumulative effect of a change
  in accounting principle.......        4,594        9,918       12,993       16,018       (6,410)
Cumulative effect of a change
  in accounting principle(2)....            0            0            0            0   $     (307)
Net income (loss)...............   $    4,594   $    9,918   $   12,993   $   16,018   $   (6,717)

BASIC EARNINGS PER SHARE
Net income (loss) per share(3)..   $     1.07   $     1.22   $     1.55   $     1.63   $    (0.71)
Weighted average number of
  ordinary shares outstanding...    4,288,908    8,100,782    8,383,482    9,814,101    9,480,356

DILUTED EARNINGS PER SHARE
Net Income (loss) per share
  assuming dilution(3)..........   $     1.07   $     1.19   $     1.53   $     1.63   $    (0.71)
Weighted average number of
  ordinary shares outstanding
  assuming dilution.............    4,304,098    8,306,610    8,515,473    9,840,159    9,480,356

Dividends per ordinary share....   $     0.53   $     0.00   $     0.00   $     0.12   $     0.12

BALANCE SHEET DATA:
Total assets(4).................   $  103,273   $  235,084   $  406,330   $  649,641   $1,011,409
Long term debt..................            0            0            0            0            0
Ordinary shares subject to
  redemption(5)...................          0       14,457            0            0            0
Total shareholders' equity......   $    7,055   $   29,001   $   83,103   $   97,632   $   84,832

(1) Includes the operations of Realm Investments Limited from its January 1996 acquisition by the Company, Realm National from its September
     1996 acquisition by the Company and the operations of North American Risk, Inc. from its July 1996 acquisition by the Company. All of such acquisitions were accounted for as purchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(2) See Note 2(q) of Notes to the Consolidated Financial Statements for an explanation of the cumulative effect of a change in accounting principle.

(3) See Note 2(l) of Notes to the Consolidated Financial Statements for an explanation of the methods used to determine Net Income per share.

(4) Total assets comprise corporate assets together with cash held and insurance balances receivable in a fiduciary capacity. See Note 4 to the Consolidated Financial Statements.

(5) The ordinary shares subject to redemption were reclassified to shareholders' equity upon consummation of the Initial Public Offering since those shares were no longer redeemable.


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.

Results of Operations For the Years Ended December 31, 1999, 1998 and 1997.

Net Loss for 1999 was ($6,717) compared to 1998 net income of $16,018 and 1997 net income of $12,993. The results for the year were affected by a number of different factors. The most significant were costs and provisions pertaining to reinsurance related disputes in which the Company was involved during the year, including certain litigation. Provisions and costs relating to these disputes amounted to $11.9 milllion pre-tax for the year. Results for the year were also adversely influenced by significant costs relating to the restructuring and consolidation of the Company's operations and writedowns in connection with investments in affiliates. These restructuring charges and write-downs amounted to $4.3 million pre-tax for the year. Finally, and more generally, the U.S. workers' compensation insurance market, in which the Company conducts most of its business, became increasingly competitive as the year progressed, and the Company experienced signficant deterioration in some of the market segments in which it operates. These difficult conditions resulted in a diminution of revenue and shrinkage in operating margins.


                          REVENUES AND NET INCOME

                                           For the Years
                                         Ended December 31,
                                  --------------------------------
                                    1997        1998        1999
                                  --------    --------    --------
                                       (dollars in thousands)

Revenues........................  $ 65,310    $ 85,093    $ 67,821
Expenses........................    49,392      65,285      76,814
                                  --------    --------    --------
Income (loss) before Taxation...    15,918      19,808      (8,993)
Taxation........................    (2,925)     (3,790)      2,583
                                  --------    --------    --------
Net Income (loss) before
  cumulative effect of a
  change  in accounting
  principle.....................    12,993      16,018      (6,410)
Cumulative effect of a
  change in accounting
  principle.....................        --          --         307
                                  --------    --------    --------
Net Income (loss)...............  $ 12,993    $ 16,018    $ (6,717)
                                  ========    ========    ========
Net Income (loss) per
  Share -  Basic................  $   1.55    $   1.63      ($0.71)
Net Income (loss) per Share
  assuming dilution.............  $   1.53    $   1.63      ($0.71)


Revenues of $67.8 million in 1999 represented a $17.3 million decrease versus 1998 revenues of $85.1 million, which increased $19.8 million over 1997 revenues of $65.3 million. Net loss of $6.7 million in 1999 compares to net income of $16.0 million in 1998, which represented a $3.0 million increase over 1997 net income of $13.0 million. The 1999 decline in revenues reflected the competitive pressures caused by the soft market conditions in the markets in which the Company operates, which affected all the segments of the Company's operations. The decline in revenue was also caused by the decision by the Company to cease underwriting new business in its Bermuda-based reinsurance subsidiary. Expenses of $76.8 million in 1999 represent a $11.5 million increase over 1998 expenses of $65.3 million, which increased $15.9 million over 1997 expenses of $49.4 million. The 1999 increase in operating expenses was primarily due to restructuring costs, costs and provisions associated with reinsurance disputes involving the Company or its clients and related litigation, and an increase in bad debt provisions.

Basic net loss per share was $0.71 in 1999, as compared to basic net income of $1.63 in 1998 and basic net income of $1.55 in 1997 (excluding the profit on disposal of subsidiaries during 1997, basic net income per share was $1.49 during the year). Diluted net loss per share was $0.71 in 1999, as compared to diluted net income per share of $1.63 in 1998 and $1.53 in 1997 (excluding the profit on disposal of subsidiaries during 1997, diluted net income per share was $1.47 during the year).


                     REVENUES AND NET INCOME BY SEGMENT

                           Segment Revenues        Segment Net Income (loss)
                         For the Years Ended          For the Years Ended
                             December 31,                 December 31,
                    ----------------------------  ----------------------------
                      1997      1998      1999      1997      1998      1999
                    --------  --------  --------  --------  --------  --------
                        (dollars in thousands        (dollars in thousands)

Brokerage.......... $ 23,385  $ 27,144  $ 24,879  $  8,591  $ 11,501  $  2,706
Program Business...   19,770    27,119    22,444     3,938     5,187    (2,716)
Underwriting.......
  Management.......    4,174     3,554     4,123     2,491     1,689     1,446
Insurance..........    5,399    11,073    12,557       471     1,169    (2,139)
Reinsurance........    9,382    10,905     3,138        57    (3,357)   (3,402)
Other..............    3,200     5,298       680       370     3,619    (5,383)
                    --------  --------  --------  --------  --------  --------
Total               $ 65,310  $ 85,093  $ 67,821  $ 15,918  $ 19,808  $ (9,488)
                    ========  ========  ========  ========  ========  ========


Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Revenues of $24.9 million in 1999 represented a decrease of $2.2 million from revenues of $27.1 million in 1998, which increased $3.7 million from revenues of $23.4 million in 1997. Increasingly competitive pressures in the marketplace and significant changes in the overall market environment led to a reduction in revenues for the brokerage operations. The slowdown in 1999 brokerage revenues accelerated as the year progressed and was affected by the disruption caused by certain market disputes and legal proceedings in which the Company became involved (see Item 3 - Legal Proceedings). To meet this changed market environment, the Company began a program of restructuring of its brokerage operations in the third quarter of the year.

The brokerage segment's profit of $2.7 million in 1999 represented a decrease of $8.8 million from segment profit of $11.5 million in 1998, which increased $2.9 million from segment profit of $8.6 million in 1997. The 1999 decrease in segment profits reflects the decrease in revenue combined with an increase in brokerage segment expenses. The increase in expenses was primarily due to significant costs and provisions associated with reinsurance disputes involving the Company or its clients and related litigation, as well as restructuring costs and an increase in bad debt provisions.

Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $22.4 million in 1999 represented a decrease of $4.7 million from revenues of $27.1 million in 1998, which increased
$7.3 million from revenues of $19.8 million in 1997. The decrease in revenues during 1999 as compared to 1998 was due to a reduction in program business volume together with a reduction on fee margins due to the increasingly competitive environment in the U.S. workers' compensation insurance market. In addition, a number of reinsurers withdrew from the market, which led to cancellation of certain programs and contributed to increased pressure on the Company's fee margins. Although there is some indication of an increase in pricing, the Company's fee margins continue to be under pressure.

The program business segment loss of $2.7 million in 1999 represented a decrease of $7.9 million from segment profit of $5.2 million in 1998, which increased $1.3 million from segment profit of $3.9 million in 1997. The 1999 decrease in segment profits reflects the decrease in program premium volume, together with reduced fee margins. During the year, the Company began a restructuring of its program segment operations, which resulted in the closure of two offices, consolidation of certain operations, and a streamlining of its remaining operations to reduce expenses and increase efficiencies.

The Company has accelerated its development and increased its investment in e-commerce to increase the quality and efficiency of service to its agency network. The Company also has expanded its e-commerce focus to develop new ways to deliver products and services to various market sectors.

Underwriting Management
-----------------------

The Company's underwriting management segment comprises companies that primarily underwrite and administer reinsurance business on behalf of independent reinsurance companies. Segment revenues of $4.1 million in 1999 represented an increase of $0.5 million from revenues of $3.6 million in 1998, which decreased $0.6 million from revenues of $4.2 million in 1997. This increase in revenues during 1999 was primarily due to additional earnings realized in the first quarter of 1999 on contracts that were placed in prior years.

Segment profit of $1.4 million in 1999 represented a decrease of $0.3 million from segment profit of $1.7 million in 1998, which in turn reflected a $0.8 million decrease from segment profit of $2.5 million in 1997. The Company's underwriting management segment continued to experience significant competitive pressures as 1999 progressed, with a significant reduction in business being renewed during the year. Consequently the Company expects revenues and profits for this segment to decline in the current year.

Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company. Revenues of $12.6 million in 1999 represented an increase of $1.5 million from revenues of $11.1 million in 1998, which reflected a $5.7 million increase from revenues of $5.4 million in 1997. Gross written premiums were $47.2 million in 1999, which represented a $1.4 million decrease from $48.6 million in 1998, which reflected a $26.9 million increase from $21.7 million in 1997. Net premiums earned increased to $9.5 million in 1999, which represented a $1.8 million increase from $7.7 million in 1998, which reflected a $4.8 million increase from $2.9 million in 1997. The remainder of the growth in revenues is due to an increase in policy issuance fees. Policy issuance fees increased to $2.5 million in 1999, which represented a $0.4 million increase from $2.1 million in 1998, which reflected a $1.3 million increase from $0.8 million in 1997.

Market conditions in the workers compensation insurance market in which Realm National writes the majority of its business grew increasingly competitive during 1999, slowing its rate of growth. In addition, cost-effective reinsurance capacity significantly diminished throughout 1999. This has resulted in Realm National retaining a greater proportion of its business on some programs but has also led to the cancellation of certain other programs. While these competitive insurance and reinsurance market conditions continue, they are likely to restrict Realm National's ability to expand its existing book of business.

Segment loss of $2.1 million in 1999 represented a decrease of $3.3 million from segment profit of $1.2 million in 1998, which increased $0.7 million from segment profit of $0.5 million in 1997. The results for the year were adversely affected by a provision of $2.2 million against reinsurance recoveries and a $0.5 million accounting charge following the adoption of SOP 98-5.

Reinsurance
-----------

The Company's reinsurance segment consists of its reinsurance subsidiary, CIRCL. CIRCL primarily reinsures workers' compensation and property and general liability risks. Management determined in early 1999 to cease underwriting new programs in CIRCL. As a result, revenues for 1999 decreased accordingly. Revenues of $3.1 million in 1999 represented a decrease of $7.8 million from revenues of $10.9 million in 1998, which in turn increased $1.5 million from revenues of $9.4 million in 1997. Net premiums earned are the largest component of revenues in CIRCL. Net premiums earned of $2.4 million in 1999 represented a decrease of $7.7 million from net premiums earned of $10.1 million in 1998, which in turn reflected a $1.2 million increase from net premiums earned of $8.9 million in 1997.

Segment loss of $3.4 million in 1999 was consistent with a loss of $3.4 million in 1998, which in turn reflected a decrease of $3.5 million from segment profit of $0.1 million in 1997. The primary reason for the loss during 1999 was a $2.1 million provision against reinsurance recoveries. CIRCL has experienced substantial delays in collection of reinsurance recoverables from certain of its reinsurers. CIRCL therefore has established a provision in the amount of $4.6 million against reinsurance contracts with projected reinsurance recoverables of a total of $21.4 million. This provision has been included in the balance sheet as a component of paid losses recoverable from reinsurers.

Other
-----

Other includes primarily the Company's holding companies and other non-operating subsidiaries, as well as income earned from investments in non-consolidating affiliates. Revenues of $0.7 million in 1999 represented a decrease of $4.6 million from revenues of $5.3 million in 1998, which in turn reflected an increase of $2.1 million from revenues of $3.2 million in 1997. The primary reason for the decrease in revenues during 1999 was a decline in income earned from investments in affiliates and a $2.0 million charge due to a writedown of investments in affiliates. This segment was also affected by significant increases in costs and provisions relating to litigation, advisory fees and costs relating to the restructuring of the Company.

Liquidity and Capital Resources
-------------------------------

At December 31, 1999, the Company held cash and marketable securities of $84.8 million, compared to $97.4 million at December 31, 1998. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $56.8 million at December 31, 1999, compared to $63.9 million at December 31, 1998. These decreased cash balances reflect the slow-down in the Company's business activities for 1999, together with the net loss for the year. Of the $84.8 million of cash and marketable securities held by the Company at December 31, 1999 (1998--$97.4 million), $54.3 million (1998--$58.9 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At December 31, 1999, the Company's investment portfolio (at fair market value) totalled $34.1 million (1998--$29.2 million). The portfolio consisted primarily of U.S. Treasury, short-term cash and A-rated corporate debt securities.

During the year ended December 31, 1999, the Company's operating activities used $4.1 million of net cash, compared to generating $28.7 million of net cash during 1998 and $8.1 million in 1997. The cash generated from (used by) operating activities varies according to the Company's net income
(loss) and the timing of collections and payments of the Company's own insurance and reinsurance balances.

The increase of $352.5 million in insurance and reinsurance balances receivable, and the corresponding increase of $336.4 million in insurance and reinsurance balances payable, primarily reflects the growth in clients' claims balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and underwriting management segment subsidiaries experienced a significant growth in client balances receivable and payable recorded at the end of the year, reflecting this accumulation of claims due by one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet.

The Company used $4.4 million during the year ended December 31, 1999 to repurchase 356,400 of its own shares on the open market.

Shareholders' equity decreased by $12.8 million, to $84.8 million, at December 31, 1999 from $97.6 million at December 31, 1998, due primarily to the net loss incurred for the year, together with purchases of treasury stock on the open market during the year.

The Company had no outstanding debt at December 31, 1998 and 1999.

Accounting Pronouncements
-------------------------

In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets representing future recoveries of assessments through premium tax offsets or policy surcharges. The SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted this standard effective January 1, 1999 and it did not have a significant impact on the Company's financial position or results of operations.

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. Initial application for the Company will begin for the first quarter of the year 2001. The Company is currently reviewing the potential impact that this standard may or may not have on its financial reporting.

During 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the costs of start-up activities". The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for 1999 is approximately $307,000 (net of tax of $188,000).

In November 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-7, "Deposit accounting: Accounting for Insurance and Reinsurance Contracts that do not transfer risk". This statement is effective for all quarters of fiscal years beginning after June 15, 1999. This SOP provides accounting guidance for insurance and reinsurance contracts that do not transfer risk, as determined by the provisions of SFAS 113. The Company adopted this standard effective January 1, 1999 and it did not have a significant impact on the Company's financial position or results of operations.

Year 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs or non-information systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or in miscalculations.

In 1997, the Company appointed individuals in each of the Company's geographic regions to review and assess the Company's state of readiness and its ability to process transactions in the Year 2000. These individuals and the overall committee that they are a part of are provided guidance to the operating and support departments, and monitored the progress of efforts made to address the Year 2000 issue. During 1999 the Company implemented its plan and prepared its various computer systems and selected applications for the Year 2000. This process involved taking inventory, testing, evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. In addition, the Company reviewed its essential non-information technology systems for Year 2000 compliance. The Company also consulted with various third parties, including, but not limited to, outside consultants, outside service providers and infrastructure providers to develop approaches to the Year 2000 issue, to gain insight into problems and to provide additional perspective on solutions. Compliance work with respect to the Company's internal systems was completed during 1999. In the last quarter of 1999, all systems critical to the Company's core businesses were retested and rollover testing was performed. The Company is not aware of any significant internal or external problems occurring to date with respect to the Year 2000 issue.

In the U.S. and Bermuda, the Company's and its subsidiaries' internal computer systems and software are relatively modern and few costs were incurred to bring those systems into compliance. In the U.K., the Company's subsidiaries' internal systems and software were not as modern and the majority of the Company's Year 2000 costs in upgrading the Company's systems and software were incurred in that region. Because of the Year 2000 issue, one large system in the U.K. was replaced in late 1998. No further costs are expected with regard to the Year 2000 issue.

The Company continues to assess its external relationships with third parties. During 1999 the Company communicated with its significant vendors and large customers to determine the extent to which the Company was vulnerable to those third parties' failure to remediate their own Year 2000 problems. Although there were no problems noted following December 31, 1999, there can be no assurance that the systems of third parties, such as utility companies, regulatory bodies, government entities, insurance related companies or insurance carriers on which the Company's operations rely, will continue to be immune to post-year-end Year 2000 problems that would have a material adverse effect on the Company's operating results. However, management believes that ongoing communication with and assessment of third parties will minimize these risks.

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

The total cost of compliance was $0.7 million. Approximately $0.5 million of the cost was related to reprogramming or replacement of software, and approximately $0.2 million was related to acquisition of hardware. Costs related to non-information technology were immaterial. All of the $0.7 million cost of compliance was incurred as of the end of December 31, 1999. All of these costs were funded through operating cash flows. Total costs have not had a material impact on the Company's financial results.

Based on the review of the Company and its risks, the Company currently anticipates minimal business disruption will occur as a result of post-year-end Year 2000 issues. Nonetheless, the Year 2000 issue represents a risk that cannot be assessed with precision nor controlled with certainty. Possible consequences of disruptions that could occur include, but are not limited to, loss of communication links with subsidiaries and insurance carriers, loss of electric power, inability to process transactions or inability to engage in similar normal business activities. Furthermore, failure of significant third parties with which the Company conducts business, including insurance carriers and reinsurers, to meet Year 2000 compliance could have a materially detrimental effect on the Company. The Company established a contingency plan for possible Year 2000 issues. Where needed, the Company will revise or adjust its contingency plan based on actual testing experience with its systems and assessment of outside risks.

NOTE ON FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, or any oral or written statements made by or on behalf of the Company, may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-K for a discussion of the factors that may cause actual results to differ from the results discussed in these forward-looking statements.

Inflation
---------

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

ITEM 7A--MARKET RISK

The Company's investment portfolio is comprised of fixed maturity investments, equity securities, and short term investments. The Company's exposure to market risk is primarily limited to changing interest rates, primarily in the United States, as all fixed maturity investments are denominated in U.S. dollars. The fair value of the fixed maturity investments as at December 31, 1999 was $28.8 million. A change in interest rates will affect the fair value of the Company's investments and will lead to fluctuations in "Accumulated Other Comprehensive Income" on the balance sheet. The Company does not use derivative financial instruments to manage market risk in its portfolio.

The table below (expressed in millions of U.S. dollars) presents the par value amounts and related weighted average interest rates by year of maturity for the Company's U.S. dollar denominated investment portfolio.

                    2000  2001  2002  2003  2004  2005  2006  2009  2012  2019  TOTAL
                    ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  -----
Investments Fixed
  Maturity ($)       2.1   4.3   1.7   4.8   9.2   3.7   1.5   1.0   0.5   0.4   29.3
                    ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  -----
Weighted average
  interest rate      6.8%  5.9%  7.5%  5.6%  5.7%  4.1%  7.3%  5.3%  5.6%  6.3%  5.75%
                    ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  -----


Given the limited value of balances and transactions in foreign currencies, the Company's exposure to foreign currency movements is considered to be insignificant.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements and Related Notes:

                                                       PAGE #
                                                       -------
          Reports of Independent Public Accountants...     23
          Consolidated Balance Sheets.................     25
          Consolidated Statements of Income
            and Comprehensive Income .................     26
          Consolidated Statements of Changes in
            Shareholders' Equity......................     27
          Consolidated Statements of Cash Flows.......     28
          Notes to Consolidated Financial Statements..  29-48

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

We have audited the consolidated balance sheet of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1998 and 1997, were audited by other auditors whose report, dated March 5, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP
New York, New York
March 13, 2000

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

We have audited the consolidated balance sheet of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1998, and the related statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the two year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stirling Cooke Brown Holdings Limited and subsidiaries as at December 31, 1998 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1998, in conformity with United States generally accepted accounting principles.


/s/ KPMG
-----------------
KPMG
Hamilton, Bermuda
March 5, 1999


                   STIRLING COOKE BROWN HOLDINGS LIMITED

                        CONSOLIDATED BALANCE SHEETS

                         DECEMBER 31, 1998 AND 1999
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              1998         1999
                                                                                            ---------   ----------
                                         ASSETS
                                         ------
Marketable securities, at fair value (Note 5)
     Debt securities (amortized cost, 1998--$16,722, 1999--$29,555)......................   $  17,057   $   28,802
     Equity securities (cost, 1998--$2,384, 1999--$3,340)................................       2,536        4,051
     Short term investments (amortized cost,1998--$9,643, 1999--$1,256)..................       9,643        1,256
                                                                                            ---------   ----------
Total marketable securities..............................................................      29,236       34,109
Cash and cash equivalents (Note 3).......................................................      68,165       50,706
Fiduciary funds-restricted (Notes 3 and 4)...............................................      63,895       56,829
Insurance and reinsurance balances receivable (affiliates, 1998--$9,994, 1999--$Nil)
   (Notes 3, 4 and 18)...................................................................     382,417      734,868
Paid losses recoverable from reinsurers (Note 8) ........................................       8,916       13,293
Outstanding losses recoverable from reinsurers (Notes 8 and 9)...........................      48,146       73,267
Deferred acquisition costs...............................................................       2,286        1,745
Deferred reinsurance premiums ceded (Note 8).............................................      18,711       16,144
Deferred tax asset (Note 12).............................................................       1,755        3,315
Goodwill (Note 2(j)).....................................................................       8,775        8,664
Other assets (Note 6)....................................................................      14,026       12,352
Income taxes receivable (Note 12) .......................................................          --        2,600
Assets related to deposit liabilities (Note 7)...........................................       3,313        3,517
                                                                                            ---------   ----------
          Total assets...................................................................   $ 649,641   $1,011,409
                                                                                            =========   ==========


                                      LIABILITIES
                                      -----------
Outstanding losses and loss expenses (Note 9)............................................   $  66,117   $   93,135
Unearned premiums........................................................................      25,037       20,959
Deferred income..........................................................................       3,992        4,695
Insurance and reinsurance balances payable (affiliates, 1998--$957, 1999--$Nil)
   (Notes 4 and 18)......................................................................     438,456      774,888
Funds withheld...........................................................................       1,359        9,580
Accounts payable and accrued liabilities.................................................      10,719       19,803
Income taxes payable (Note 12)...........................................................       3,016           --
Deposit liabilities (Note 7).............................................................       3,313        3,517
                                                                                            ---------   ----------
          Total liabilities..............................................................     552,009      926,577
                                                                                            ---------   ----------
Commitments and Contingencies (Notes 16 and 19)

                                   SHAREHOLDERS' EQUITY
                                   --------------------

Share capital

   Authorized 20,000,000 ordinary shares of par value $0.25 each. Issued and fully paid
   9,863,372 ordinary shares (Note 10)...................................................       2,466        2,466
Additional paid in capital...............................................................      54,167       54,167
Accumulated other comprehensive income (loss)............................................         319        (211)
Retained earnings........................................................................      41,914       34,067
                                                                                            ---------   ----------
                                                                                               98,866       90,502
Less: Ordinary shares in treasury (1998--87,000, 1999--443,400) at cost (Note 10)..........    (1,234)      (5,657)
                                                                                            ---------   ----------
          Total shareholders' equity.....................................................      97,632       84,832
                                                                                            ---------   ----------
          Total liabilities and shareholders' equity.....................................    $649,641   $1,011,409
                                                                                            =========   ==========

                          The accompanying notes are an integral part of these statements



                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS,
                                              EXCEPT PER SHARE DATA)

                                                                        1997      1998      1999
                                                                      -------- ---------  -------
REVENUES

     Risk management fees (Note 2 (g))............................    $ 45,664  $ 55,580  $ 51,012
     Net premiums earned (Note 8).................................      11,790    17,774    11,850
     Net investment income (Note 5)...............................       5,782     8,771     6,714
     Other income (loss) (Notes 2(i)).............................       2,074     2,968    (1,755)
                                                                      --------  --------  --------
          Total revenues..........................................      65,310    85,093    67,821
                                                                      --------  --------  --------
EXPENSES

     Net losses and loss expenses incurred (Notes 2(f) and 9).....      10,951    17,271    12,370
     Acquisition costs............................................       1,344     3,618     3,860
     Depreciation and amortization of capital assets..............       1,199     1,562     1,674
     Amortization of goodwill.....................................         707       740       847
     Salaries and benefits........................................      18,503    22,805    26,478
     Other operating expenses.....................................      16,688    19,289    31,585
                                                                      --------  --------  --------
          Total expenses..........................................      49,392    65,285    76,814
                                                                      --------  --------  --------
Income (loss) before taxation.....................................      15,918    19,808    (8,993)
Taxation (Note 12)................................................       2,925     3,790    (2,583)
                                                                      --------  --------  --------
Net income (loss) before cumulative effect of
     a change in accounting principle.............................      12,993    16,018    (6,410)
Cumulative effect of a change in accounting
     principle, net of tax (Note 2(q)) ...........................                            (307)
                                                                      --------  --------  --------

Net income (loss).................................................    $ 12,993  $ 16,018  $ (6,717)
                                                                      --------  --------  --------

Other comprehensive income (loss), net of tax:
     Unrealized holding gains  (losses) arising during
     the year (net of tax of $130, $130 and $168).................         188       314      (716)
     Less: reclassification adjustments for realized (gains) losses
     included in net income (net of tax of $166, $1 and ($169))...        (272)      (58)      186
                                                                      --------  --------  --------
     Other comprehensive income (loss), net of tax ...............         (84)      256      (530)
     Comprehensive income (loss)..................................    $ 12,909  $ 16,274  $ (7,247)
                                                                      ========  ========  ========

Net income (loss) per share (Note 13).............................    $   1.55  $   1.63  $  (0.71)
                                                                      ========  ========  ========
Net income (loss) per share assuming dilution (Note 13)...........    $   1.53  $   1.63  $  (0.71)
                                                                      ========  ========  ========







                    The accompanying notes are an integral part of these statements



                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS,
                                             EXCEPT PER SHARE DATA)


                                                                      1997       1998       1999
                                                                    --------- ----------   -------
Ordinary shares of par value $0.25 each
     Balance at beginning of year................................  $  1,500   $  2,466    $ 2,466
     Issuance of shares..........................................       344         --         --
     Options exercised...........................................       150         --         --
     Cancellation of ordinary shares in treasury.................      (100)        --         --
     Reclassification of ordinary shares subject to redemption...       572         --         --
                                                                   --------   --------    -------

     Balance at end of year......................................  $  2,466   $  2,466    $ 2,466
                                                                   --------   --------    -------
Additional paid in capital
     Balance at beginning of year................................  $ 12,319   $ 54,167    $54,167
     Issuance of shares..........................................    26,488         --         --
     Proceeds from exercise of options in excess of par..........     1,475         --         --
     Issuance of shares (conversion of Class A)..................       (72)        --         --
     Reclassification of ordinary shares subject to redemption...    13,957         --         --
                                                                   --------   --------    -------

     Balance at end of year......................................  $ 54,167   $ 54,167    $54,167
                                                                   --------   --------    -------
Notes receivable

     Balance at beginning of year................................  $     --   $     --    $    --
     Receivable on exercise of options...........................    (1,625)        --         --
     Repayment of notes..........................................     1,625         --         --
                                                                   --------   --------    -------

     Balance at end of year......................................  $     --   $     --    $    --
                                                                   --------   --------    -------
Accumulated other comprehensive income (loss)
     Balance at beginning of year................................  $    147   $     63    $   319
     Change in unrealized gain (loss)............................                  256       (530)
                                                                   --------   --------    -------
                                                                        (84)

     Balance at end of year......................................  $     63   $    319    $  (211)
                                                                   --------   --------    -------
Retained earnings

     Balance at beginning of year................................  $ 15,973   $ 27,074    $41,914
     Net income (loss)...........................................    12,993     16,018     (6,717)
     Dividends...................................................       --     (1,178)     (1,130)
     Cancellation of ordinary shares in treasury.................    (1,892)        --         --
                                                                   --------   --------    -------

     Balance at end of year......................................  $ 27,074   $ 41,914    $34,067
                                                                   --------   --------    -------
Treasury stock

     Balance at beginning of year................................  $   (938)  $   (667)   $(1,234)
     Purchase of ordinary shares in treasury.....................    (1,807)      (567)    (4,423)
     Sale of ordinary shares from treasury.......................        86         --         --
     Cancellation of ordinary shares in treasury.................     1,992         --         --
                                                                   --------   --------    -------

     Balance at end of year......................................  $   (667)  $ (1,234)   $(5,657)
                                                                   --------   --------    -------
     Total shareholders' equity..................................  $ 83,103   $ 97,632    $84,832
                                                                   ========   ========    =======

     Dividends per share were $0, $0.12 and $0.12 for the years ended
December 31, 1997, 1998 and 1999, respectively.

                          The accompanying notes are an integral part of these statements



                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                       1997     1998       1999
                                                                     -------  --------    -------

Operating activities
Net income (loss)                                                  $  12,993 $  16,018  $  (6,717)
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization of capital assets................    1,199     1,562      1,674
    Net gain on sale of subsidiaries...............................     (478)       --         --
    Amortization of goodwill.......................................      707       740        847
    Amortization of marketable securities..........................      197        68        104
    Net realized (gains)/losses on sale of marketable securities...     (438)      (59)       355
    (Equity in income)/writedown  of affiliates....................   (1,266)   (2,631)     2,018
    (Gains)/losses on sale of capital assets.......................       --       (67)       120
Changes in non-cash operating assets and liabilities:
    Fiduciary funds................................................  (13,245)   (3,671)     7,066
    Insurance and reinsurance balances receivable.................. (115,935) (170,926)  (352,451)
    Paid losses recoverable from reinsurers........................   (2,811)   (5,374)    (4,377)
    Outstanding losses recoverable from reinsurers.................   (6,484)  (25,074)   (25,121)
    Deferred acquisition costs.....................................     (408)   (1,707)       541
    Deferred reinsurance premiums ceded............................   (5,281)   (6,208)     2,567
    Other assets...................................................   (3,620)   (1,405)      (956)
    Income taxes receivable........................................       --        --     (2,600)
    Deferred tax asset.............................................     (801)     (710)    (1,565)
    Assets related to deposit liabilities..........................    1,292      (557)      (203)
    Outstanding losses and loss expenses...........................   11,975    29,841     27,018
    Unearned premiums..............................................    6,672     5,850     (4,078)
    Insurance and reinsurance balances payable.....................  120,887   186,743    336,432
    Funds withheld.................................................      (69)       45      8,221
    Accounts payable and accrued liabilities.......................    2,431     4,467      9,084
    Income taxes payable...........................................      782        58     (3,016)
    Deferred income................................................    1,060     1,139        703
    Deposit liabilities............................................   (1,292)      557        203
                                                                   ---------  --------  ---------
        Net cash provided (used by) by operating activities........    8,067    28,699     (4,130)
                                                                   ---------  --------  ---------
Investing activities

    Purchase of capital assets.....................................   (1,619)   (2,899)    (2,265)
    Sale of capital assets.........................................       88       229      1,083
    Purchase of debt securities....................................     (318)  (12,584)   (24,509)
    Purchase of equity securities..................................   (3,977)   (2,530)    (3,555)
    Purchase of short-term investments, net........................   (5,459)   (4,064)     8,387
    Proceeds on sale of debt securities............................    4,190    10,680     11,469
    Proceeds on sale of equity securities..........................    7,262       658      2,349
    Purchase of subsidiaries, net of cash acquired.................   (1,197)   (1,055)      (735)
    Cash received of upon sale of subsidiaries.....................      861        --         --
    Investments in affiliates......................................     (198)       --         --
    Dividends received from affiliates.............................      593     2,145         --
                                                                   ---------  --------  ---------
        Cash provided (used) by investing activities...............      226    (9,420)    (7,776)
                                                                   ---------  --------  ---------
Financing activities
    Dividends......................................................       --    (1,178)    (1,130)
    Net proceeds from subscriptions to share capital...............   26,832        --         --
    Proceeds from exercise of options..............................    1,625        --         --
    Purchase of ordinary shares in treasury........................   (1,807)     (567)    (4,423)
    Sales of ordinary shares in treasury...........................       86        --         --
                                                                   ---------  --------  ---------
        Cash provided (used) by financing activities...............   26,736   (1,745)     (5,553)
                                                                   ---------  --------  ---------
Increase (decrease) in cash and cash equivalents...................   35,029    17,534    (17,459)
Cash and cash equivalents at beginning of year.....................$  15,602 $  50,631  $  68,165
                                                                   ---------  --------  ---------
Cash and cash equivalents at end of year...........................$  50,631 $  68,165  $  50,706
                                                                   ========= =========  =========
Supplemental disclosure of cash flow information
        Cash paid during the year for income taxes.................$   3,755 $   3,275  $   1,959
                                                                   ========= =========  =========

                          The accompanying notes are an integral part of these statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1998 AND 1999
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS,
                     EXCEPT SHARE AND PER SHARE DATA)

1.   GENERAL

Stirling Cooke Brown Holdings Limited ("Stirling Cooke") was incorporated in Bermuda on December 12, 1995. Stirling Cooke is a holding company which, through its subsidiaries, provides insurance services and products. Stirling Cooke provides its range of services and products to unaffiliated insurance and reinsurance companies, insurance agents, as well as directly to insureds. Stirling Cooke is primarily active in the workers compensation, occupational accident and health and casualty insurance markets through its subsidiaries based in London, Bermuda and the United States. In January 1996, Stirling Cooke acquired all the outstanding common shares of Realm Investments Ltd. in exchange for 1,999,980 of its newly issued ordinary shares. Stirling Cooke also acquired, in September 1996, its own United States domiciled insurance company Realm National Insurance Company ("Realm National") which writes insurance business in the workers compensation, occupational accident and health and casualty and property insurance markets.

On December 2, 1997, Stirling Cooke and certain selling shareholders consummated an initial public offering of 3,421,250 ordinary shares. Of these shares, 1,375,000 were sold by Stirling Cooke and 2,046,250 were sold by selling shareholders. Net proceeds of $26,832 were received by Stirling Cooke upon consummation of the initial public offering.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The following are the significant accounting policies adopted by Stirling Cooke:

     a) Basis of presentation

These consolidated financial statements include the financial statements of Stirling Cooke and all of its majority-owned subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated on consolidation. The results of a number of subsidiaries have been included from the dates of their acquisition.

     b) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for those transactions that are not yet complete or for which the ultimate effects cannot be precisely determined. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c) Marketable securities

Marketable securities comprise investments in debt and equity securities and short term investments. All investments are classified as available for sale in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value, with the difference between fair value and cost or amortized cost being recorded as accumulated other comprehensive income as a separate component of shareholders' equity, net of applicable deferred income taxes. Bond discounts and premiums are amortized over the remaining term of the securities. Such amortization is included as a component of net investment income in the consolidated statements of income. Realized gains and losses are determined on the basis of specific identification. Investment income is recorded as earned and accrued to the balance sheet date.

     d) Premiums written, assumed and ceded

Premiums written and assumed are recorded on an accrual basis and included in income on a pro-rata basis over the life of the policies or reinsurance agreements to which they relate, with the unearned portion deferred in the consolidated balance sheets. Adjustment premiums arising from premium audits are recorded in the period in which they are determined. Reinsurance premiums ceded are similarly pro-rated over the terms of the reinsurance contract with the unearned portion being deferred in the consolidated balance sheets as deferred reinsurance premiums ceded.

     e) Acquisition costs

Acquisition costs associated with the acquisition of new or renewal business, including commissions, premium taxes and brokerage, are deferred and amortized to income over the periods in which the premiums are earned. The method followed in determining the deferred acquisition expenses limits the amount of the deferral to its realizable value by giving consideration to losses and expenses expected to be incurred as premiums are earned. Future investment income is also anticipated in determining whether a premium deficiency exists.

     f) Losses and loss expenses

Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable of $16,866, $44,312 and $53,863 for the years ended December 31, 1997, 1998 and 1999 respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liability associated with the reinsured policy. Outstanding losses recoverable are shown separately on the consolidated balance sheets.

The Company establishes reserves for losses and loss adjustment expenses related to reported claims on the basis of the evaluations of independent claims adjusters and the Company's own claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses. The Company's independent actuaries estimate claims and claims expenses arising for losses that have occurred but not yet been reported based upon the Company's and the insurance industry's experience, together with statistical information with respect to the probable number and nature of such claims. The Company believes that the provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred; however, such a provision is an estimate and may ultimately be significantly greater or less than the provision established. The Company has limited historical loss experience available to serve as a basis for the estimation of ultimate losses. It is possible that management will revise the estimate of outstanding losses and loss expenses in the future.

     g) Recognition of risk management fees

                                                   FOR THE YEARS ENDED
                                                   -------------------
                                                      DECEMBER 31,
                                                      ------------

                                                 1997       1998      1999
                                               --------- ---------  --------
   Brokerage fees and commissions............    $23,965   $26,968   $24,577
   Managing general agency fees..............     11,391    14,743    10,164
   Underwriting management fees..............      4,022     3,357     3,900
   Program and captive management fees.......      2,876     3,908     2,298
   Loss control and audit fees...............      2,627     4,508     7,577
   Policy issuance fees......................        783     2,096     2,496
                                                 -------   -------   -------
             Total risk management fees......    $45,664   $55,580   $51,012
                                                 =======   =======   =======


          (i) Brokerage fees and commissions are recorded and earned as premiums are billed since substantially all placement services have been provided at that time. Any subsequent adjustments, including adjustments due to policy cancellations, premium rate adjustments and profit commissions are recognized in risk management fees when advised by the client.

          (ii) Managing general agency fees are included within program business segment revenue, and are reported net of commission expense to agents and are initially recorded as of the effective date of the related insurance policy and are recognized in income over the period of the underlying policy (which is typically one year). Fee income for claims handling services are recognized in income over the period that services are performed in accordance with the Company's contractual obligations, typically ranging up to five years, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon industry standards. Any subsequent adjustments, including adjustments due to policy cancellation and premium adjustments, are recorded when advised by the client or agent. The portion that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

          (iii) Underwriting management fees are initially recorded and earned when the premium is billed in accordance with terms of trade. Fee income for claims handling services is recognized in income over the period that services are performed in accordance with the Company's contractual obligations. Such fees are recognized in income over the period that contractual services are performed, typically up to five years, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon the Company's claims handling experience over recent years. Any subsequent adjustments, including adjustments due to policy cancellations and premium adjustments, are recorded when advised by the client or agent. The portion of recorded fees that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

          (iv) Program and captive management fees are included within program business segment revenue, and are initially recorded as of the effective date of the insurance policy or, in the case of installment premiums, when the installment is billed and are earned in income over the period of the underlying policy (which is typically one year) in proportion to the level of services provided in accordance with the Company's contractual obligations. Any subsequent adjustments are recognized in income when advised by the client or agent. The portion of recorded management fees that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

          (v) Loss control and audit fees are included within program business segment revenue, and comprise claims administration handling, loss and safety control fees and premium audit fees. Such fees are recorded as the fees are billed and are recognized in income over the period that services are performed in accordance with the Company's contractual obligations, typically ranging up to five years depending on the type of service provided, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon industry standards. The proportion that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

          (vi) Policy issuance fees are recorded as the premium is written and earned over the applicable policy period (which is typically one year). The unearned portion is included in deferred income in the consolidated balance sheet.

     h) Cash and cash equivalents

The Company considers time deposits with original maturity dates of three months or less to be equivalent to cash. Fiduciary funds are restricted from use and are not considered cash equivalents.

     i) Investments in affiliates

The Company's  investments  in affiliated  companies  that are not majority owned or controlled are accounted for using the equity method if the Company is able to exert significant influence upon such companies. Other investments in affiliates are carried at cost. Investments in affiliates of $1,982 and $198 for the years ended December 31, 1998 and 1999, respectively, are recorded in other assets. The Company's equity share in the net income of affiliates, for the years ended December 31, 1997, 1998 and 1999 of $1,266, and $2,631 and $Nil respectively, which, for 1999, included $2,018 of write-downs to recognize a decrease in the value of several of their equity holdings, is included in other income (loss) for those years. Dividends received from affiliated companies of $593, $2,145 and $Nil during 1997, 1998 and 1999, respectively, are recorded as a reduction in the carrying value of the investment.

     j) Goodwill

Goodwill in the amounts of $8,775 and $8,664 at December 31, 1998, and 1999, respectively, represents the excess of purchase price over fair value of net assets acquired. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally 5 to 20 years. Accumulated amortization at December 31, 1998 and 1999 was $1,870 and $2,717, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

     k) Capital assets and depreciation

Capital   assets  are  stated  at  cost  less   accumulated   depreciation.
Depreciation is calculated using the straight-line method over four to five years, which are the estimated useful lives of the related assets.

     l) Earnings per share

Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards No. 128. Net income per share is calculated by dividing income available to ordinary shareholders by the weighted average number of ordinary shares outstanding. Shares held in treasury are not considered outstanding for purposes of the computation. Net income per share assuming dilution is computed by dividing income available to ordinary shareholders by the weighted average number of ordinary shares and potentially dilutive securities such as stock options. The dilutive effect of options is reflected in the computation by application of the treasury stock method.

     m) Income taxes

Under the asset and liability method used by the Company as outlined in SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for a portion or all of the deferred tax assets when it is more likely than not that such portion or all such deferred assets will not be realized.

     n) Foreign exchange

The United States Dollar is the Company's functional currency. Foreign currency monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date. Fixed assets and deferred income are translated at their historical exchange rates. Foreign currency revenues and expenses are translated at exchange rates in effect at the date of the transaction. Net exchange gains (losses) of $311, $223 and ($117) are included in other income for the years ended December 31, 1997, 1998 and 1999, respectively.

     o) Derivative financial instruments

During the year, the Company was a party to transactions in certain derivative financial instruments, specifically, forward foreign exchange contracts which are used to manage foreign currency exposures on non-U.S. dollar denominated assets and liabilities. The Company does not engage in derivatives for any other purpose. The Company's policy on such derivatives is that forward foreign exchange contracts are recorded at their fair value, and the fair values of open contracts are based on the quoted market prices of forward contracts with similar maturities. Changes in fair values are recognized in other income as appropriate in the period in which the changes occur. Amounts receivable or payable on open positions are recorded in other assets or accounts payable and accrued liabilities as appropriate. See Note 14(c).

     p) Stock compensation plans

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

     q) Accounting pronouncements

In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets representing future recoveries of assessments through premium tax offsets or policy surcharges. The SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted this standard effective January 1, 1999 and it did not have a significant impact on the Company's financial position or results of operations.

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. Initial application for the Company will begin for the first quarter of the year 2001. The Company is currently reviewing the potential impact that this standard may or may not have on its financial reporting.

During 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the costs of start-up activities". The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for 1999 is approximately $307 (net of tax of $188).

In November 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that do not transfer risk". This statement is effective for all quarters of fiscal years beginning after June 15, 1999. This SOP provides accounting guidance for insurance and reinsurance contracts that do not transfer risk, as determined by the provisions of SFAS 113. The Company adopted this standard effective January 1, 1999 and it did not have a significant impact on the Company's financial position or results of operations.

3.   LETTERS OF CREDIT AND ASSETS HELD IN TRUST

In the normal course of insurance and reinsurance operations the Company's bankers have issued letters of credit totalling $13,141 and $18,604 at December 31, 1998 and 1999, respectively in favor of ceding insurance companies. At December 31, 1998 and 1999, $13,141 and $18,604,
respectively, of cash and cash equivalents were pledged as collateral for these letters of credit.

One of the Company's subsidiaries is registered with the Society of Lloyd's as a registered Lloyd's Broker. As required by Lloyd's Brokers Byelaw (No. 5 of 1988), the subsidiary has entered into a trust deed under which all insurance broking account assets are subject to a floating lien held in trust for the Society of Lloyd's for the benefit of the insurance creditors. Insurance and reinsurance balances payable covered by the floating lien at December 31, 1998 and 1999, amounted to $139,216 and $741,932, respectively, including relevant creditors of other subsidiaries. The purpose of the trust deed is to provide security to the Lloyd's Broker's insurance creditors in the event of the Brokers insolvency by creating a charge over the Broker's insurance transaction assets. The lien becomes enforceable only in the event the Lloyd's Broker becomes insolvent or breaches Lloyd's solvency rules or regulations. The assets which were subject to this floating lien at December 31, 1998 and 1999 were:

                                                          1998      1999
                                                        --------  --------
                Fiduciary funds.......................   $22,797   $43,432
                Insurance and reinsurance balances
                  receivable..........................   117,753   702,828
                                                        --------  --------
                                                        $140,550  $746,260
                                                        ========  ========

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

5.   MARKETABLE SECURITIES

     a) The cost or amortized cost and estimated fair value of marketable securities held as 'available for sale' are as follows:

                                                                          1998
                                                               ----------------------------
                                                           COST/     GROSS     GROSS   ESTIMATED
                                                           -----     -----     -----   ---------
                                                         AMORTIZED UNREALIZED UNREALIZED  FAIR
                                                         --------- ---------- ----------  ----
                                                            COST     GAINS     LOSSES    VALUE
                                                            ----     -----     ------    -----

U.S. Treasury securities and obligations of
  U.S. Government agencies  ...........................  $  5,694    $  152    $  --     $ 5,846
Foreign government.....................................        29         1       --          30
Obligations of states and political subdivisions.......     6,897        90       --       6,987
Corporate securities...................................     4,102        92       --       4,194
                                                         --------    ------    -----     -------
Debt securities........................................    16,722       335       --      17,057
Equity securities......................................     2,384       152       --       2,536
Short term investments.................................     9,643       --        --       9,643
                                                         --------    ------    -----     -------
          Total........................................  $ 28,749    $  487    $  --     $29,236
                                                         ========    ======    =====     =======

                                                                          1999
                                                               ----------------------------
                                                           COST/     GROSS     GROSS   ESTIMATED
                                                           -----     -----     -----   ---------
                                                         AMORTIZED UNREALIZED UNREALIZED  FAIR
                                                         --------- ---------- ----------  ----
                                                            COST     GAINS     LOSSES    VALUE
                                                            ----     -----     ------    -----

U.S. Treasury securities and obligations of
  U.S. Government agencies  ...........................  $  8,996    $   25    $   149   $ 8,872
Foreign government.....................................        30        --        --         30
Obligations of states and political subdivisions.......     7,687        --        191     7,496
Corporate securities...................................    12,842       107        545    12,404
                                                         --------    ------    -------   -------
Debt securities........................................    29,555       132        885    28,802
Equity securities......................................     3,340       887        176     4,051
Short term investments.................................     1,256                          1,256
                                                         --------    ------    -------   -------
          Total........................................  $ 34,151    $1,019     $1,061   $34,109
                                                         ========    ======    =======   =======

Deferred tax liabilities of $168 and $169 at December 31, 1998 and 1999, respectively, have been provided against unrealized gains on marketable securities held as "available for sale", which have been presented net as accumulated other comprehensive income within shareholders' equity.

     b) The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         1999
                                                    ----------------
                                                  AMORTIZED  ESTIMATED
                                                  ---------  ---------
                                                     COST   FAIR VALUE
                                                     ----   ----------
        Due in one year or less.................. $ 2,082      $ 2,080
        Due after one year through five years....  20,179       19,621
        Due after five years through ten years...   6,314        6,155
        Due after ten years through twenty years.     965          946
                                                  -------      -------
                                                  $29,540      $28,802
                                                  =======      =======

     c) Proceeds from sales of investments in debt securities during 1998 and 1999 were $10,680 and $11,469, respectively. Proceeds from sales of investments in equity securities during 1998 and 1999 were $658 and $2,349, respectively. There was $0 of realized losses and $59 of realized gains during 1998. There was $587 of realized losses and $232 of realized gains during 1999.

     d) At December 31, 1998 and 1999, debt securities having an amortized cost of $2,878 and $3,971, respectively, were on deposit with government authorities as required by law.

     e)  At  December  31,  1998  and  1999,   there  were  no   individual
investments, other than investments in U.S. Government securities, which exceeded 10% of shareholders' equity.

     f) Net investment income by source, including realized gains and losses, is as follows:

                                                                  1997     1998     1999
                                                                -------- -------- --------
        Debt securities......................................    $ 1,029   $  731  $ 1,488
        Equity securities....................................         70       52    (166)
        Cash, cash equivalents and short-term investments....      4,754    8,068    5,537
        Other   .............................................          2       16       13
                                                                 -------   ------  -------
        Total investment income..............................      5,855    8,867    6,872
        Less applicable expenses.............................         73       96      158
                                                                 -------   ------  -------
             Net investment income...........................    $ 5,782  $ 8,771  $ 6,714
                                                                 =======  =======  =======


6.   CAPITAL ASSETS

Included within other assets are capital assets as follows:

                                           1998                            1999
                                ------------------------           -----------------------
                                       ACCUMULATED  NET BOOK              ACCUMULATED  NET BOOK
                                       -----------  --------              -----------  --------
                              COST     DEPRECIATION   VALUE      COST     DEPRECIATION  VALUE
                              ----     ------------   -----      ----     ------------  -----
Furniture and fixtures...    $1,732        $   875  $   857      $1,845     $ 1,026   $   819
Computer equipment.......     4,598          2,409    2,189       3,789       1,917     1,872
Office equipment.........       973            483      490         964         522       442
Motor vehicles...........     1,321            482      839         849         217       632
          Total..........    $8,624        $ 4,249  $ 4,375      $7,447     $ 3,682   $ 3,765
                             ======        =======  =======      ======     =======   =======

7. DEPOSIT LIABILITIES AND RELATED ASSETS

Certain of the Company's reinsurance contracts, referred to as rent-a-captive programs, do not satisfy the conditions for reinsurance accounting as the maximum exposure to loss is fully funded by premium, cash and other collateral and indemnity agreements. Accordingly, these contracts are accounted for as deposit liabilities. The assets related to these programs represent funds under management as the insured retains the risks and rewards of ownership. Such assets are recorded as assets related to deposit liabilities in the consolidated balance sheets. These assets comprised cash and short-term deposits at December 31, 1998 and 1999. The Company receives a fee based on a percentage of premiums written and investment income earned for structuring and providing ongoing management of the programs.

In addition, deposit liabilities and related assets include $2,687 and $2,980 of deposits received from customers as security for the timely payment of premiums for workers' compensation insurance at December 31, 1998 and 1999, respectively. The deposit is restricted from use by the Company, and is the property of the customer. The deposit is refunded to the customer after the policy expires or is canceled and all claims related to the insurance policy have been settled. The interest income earned by these restricted deposit accounts is the property of the customer, and is therefore excluded from the Company's operating results.

8.   REINSURANCE ASSUMED AND CEDED

The Company accounts for reinsurance assumed and ceded in accordance with SFAS 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". Net premiums earned are the result of the following:

                                                                  1997          1998      1999
                                                                 -------      --------   -------
          Premiums written...................................    $21,743      $48,625    $47,216
          Premiums assumed...................................     14,115       11,806      2,952
          Change in unearned premiums........................     (6,672)      (5,850)     4,389
                                                                 -------      -------    -------
          Premiums earned....................................     29,186       54,581     54,557
                                                                 -------      -------    -------
          Premiums ceded.....................................     22,677       43,015     40,140
          Change in deferred reinsurance premiums ceded......     (5,281)      (6,208)     2,567
                                                                 -------      -------    -------
          Net premiums ceded.................................     17,396       36,807     42,707
                                                                 -------      -------    -------
          Net premiums earned................................    $11,790      $17,774    $11,850
                                                                 =======      =======    =======

The Company, in the ordinary course of business, reinsures certain risks with other companies. Such arrangements serve to enhance the Company's capacity to write business and limit the Company's maximum loss on large or unusually hazardous risks.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company has experienced substantial delays in collection of reinsurance recoverables from certain of its reinsurers and has commenced arbitration against one of these reinsurers. Management believes that approximately $6,742 (1998 - $2,500) of paid and outstanding losses recoverable from reinsurers may prove uncollectible and has established a provision for doubtful recoveries accordingly. This provision of $6,742 against reinsurance recoveries of $32,346 represents management's best estimate at this time of a shortfall in recoveries. This provision is included in the balance sheet as a component of paid and outstanding losses recoverable from reinsurers. The provision is necessarily an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or lesser than the provision established. It is possible that management will revise this estimate in the future. Any subsequent differences arising will be recorded in the period in which they occur.

At December 31, 1999 there were amounts due from three reinsurers that totaled $52,039. These reinsurers are rated `Superior' by A.M. Best. At December 31, 1998 there was an amount due from one reinsurer that totaled $17,276, which was in excess of 10% of the Company's shareholders' equity.

The Company recognizes reinsurance recoveries when the associated loss is booked.

Realm National, a subsidiary of the Company, writes workers compensation, property and general liability business. Workers' compensation comprises the largest proportion of Realm National's written premium. With respect to 1999 and prior years, this business was subject to quota share reinsurance whereby Realm National retained 25% of the first $1,000. A portion of Realm National's retention under its quota share treaties was further protected by common account excess coverages that reduced Realm National's net retention to $3 or $5. In addition, Realm National purchased excess loss coverages on an occurrence basis to limits between $50,000 and $100,000.

Realm National also writes property risks and purchased a property reinsurance program related to 1999 and prior years whereby it retained 25% of the first $1,000 on any one risk and purchased facultative per risk reinsurance for limits above $1,000. In addition, Realm National's net retention was further protected by a per risk excess of loss cover which reduced the maximum loss on any one risk to $125.

With respect to its general liability risks Realm National purchased a reinsurance program whereby it retained 25% of the first $300 on any one risk and purchased facultative per risk excess reinsurance for limits above $300 to $1,000.

Comp Indemnity Reinsurance Company Limited ("CIRCL"), a subsidiary of the Company, assumed various quota shares of workers' compensation and employers' liability on both a primary and excess basis. CIRCL's exposure under the reinsurance contracts assumed is limited in most instances to between $25 to $300 for workers' compensation and $1,000 per occurrence for employers liability and in some instances is subject to an annual aggregate limit based on various percentages of original gross written premium income. CIRCL further limited its exposure through the purchase of reinsurance protection for certain risks covering losses in excess of $1 to $3 for workers' compensation and $50 per occurrence for employers' liability.

CIRCL also assumed bodily injury, difference in conditions, and property risks on a general liability treaty covering risks in the construction industry. CIRCL's exposure under the reinsurance contracts assumed is limited in most instances to $250 per occurrence. CIRCL limited in most instances this exposure through the purchase of reinsurance covering losses in excess of $63 per occurrence. In addition, CIRCL purchased aggregate reinsurance with limits based on various percentages of original gross written premium income.

Management decided in early 1999 to cease underwriting any new programs in CIRCL due to unfavourable results and a number of existing contracts were not renewed for the 1999 year.

9.   OUTSTANDING LOSSES AND LOSS EXPENSES

Outstanding losses and loss expenses relate to the insurance activities of CIRCL and Realm National.

The changes in outstanding losses and loss expenses are summarized as follows:

                                                  1997      1998        1999
                                                 -------   -------    -------
     Balance beginning of year................   $24,301   $36,276    $66,117
     Less outstanding losses recoverable......   (16,588)  (23,072)   (48,146)
                                                 -------   -------    -------
     Net balance                                   7,713    13,204     17,971
                                                 -------   -------    -------
     Incurred related to:
               Current year...................    10,174    12,578      8,696
               Prior years....................       777     4,693      3,674
                                                 -------   -------    -------
               Total incurred.................    10,951    17,271     12,370
                                                 -------   -------    -------
     Paid related to:
               Current year...................     2,011     3,066      2,830
               Prior years....................     3,449     9,438      7,643
                                                 -------   -------    -------
                    Total paid................     5,460    12,504     10,473
                                                 -------   -------    -------
     Net balance                                  13,204    17,971     19,868
     Plus outstanding losses recoverable......    23,072    48,146     73,267
                                                 -------   -------    -------
               Balance at end of year.........   $36,276   $66,117    $93,135
                                                 =======   =======    =======

The adverse development during 1999 on prior years primarily reflects the increase in provisions for doubtful reinsurance recoveries of $4.2 million to $6.7 million discussed in Note 8. The adverse development during 1998 on prior years primarily represents an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry and a provision for doubtful recoveries of $2.5 million discussed in Note 8.

10.   SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

The Company's authorized share capital at December 31, 1998 and 1999 comprised 20,000,000 ordinary shares of par value $0.25 each of which 9,863,372 ordinary shares were issued and fully paid at that date.
Outstanding shares at December 31, 1998 and 1999 were 9,776,372 and 9,419,972 respectively, which were net of 87,000 and 443,400 treasury shares respectively.

During 1996, the Company issued 2,000,000 ordinary shares and 25 Class "A" non-voting shares to a private investor group. The 2,000,000 ordinary shares and related 25 Class "A" shares were subject to a put option whereby, after 2004, the holders of such shares could request that the Company repurchase the shares for fair market value at that date. As such shares were subject to redemption at the option of the holder, the aggregate subscription price was classified outside of shareholders' equity as at December 31, 1996. The put option expired upon the consummation by the Company of an Initial Public Offering ("IPO") in December 1997 and accordingly the shares were reclassified into shareholders' equity at that date.

In April 1997, the Company purchased 213,732 of its ordinary shares from a founding shareholder for a total cost of $1,141. Such shares were recorded as treasury stock at cost.

In June 1997, the Company reissued 16,000 ordinary shares of its treasury stock for a total subscription price of $86.

On June 30, 1997, the remaining 400,516 ordinary shares held in treasury at that date were cancelled. The excess cost of treasury shares over their par value was recorded as a deduction from retained earnings.

On June 30, 1997, the Company increased its authorized share capital to 20,000,000 ordinary shares of par value $0.25 each and effected a four-for-one stock split whereby each of the Company's ordinary shares of par value $1.00 each was divided into four ordinary shares of par value $0.25 each.

On June 30, 1997, certain shareholders exercised options to purchase 600,000 ordinary shares in the Company (see Note 11 to the consolidated financial statements) at an exercise price of $2.71 per share. Contemporaneously, 288,888 ordinary shares of par value of $0.25 each were issued to the holders of the Class "A" shares pursuant to certain anti-dilution rights, and the Class "A" shares were repurchased by the Company for nominal consideration. The $72 excess of the par value of the ordinary shares issued over the original par value of the Class "A" shares was recorded as a deduction from additional paid-in-capital. On the same date the Company loaned the shareholders $1,625, an amount equal to the aggregate exercise price of the options. Such loans were evidenced by promissory notes, bearing interest at 7% per annum until maturity in June 1998 or earlier in the event of early repayment. Included within notes receivable were $325, $866 and $109 due from Messrs. Cooke, Brown and Jones, respectively. The loans were repaid in full in December 1997 following the successful completion of the IPO of the Company's ordinary shares.

On December 2, 1997, the Company and certain Selling Shareholders consummated the IPO of 3,421,250 ordinary shares at $22 per share. Of these shares 1,375,000 were sold by the Company and 2,046,250 were sold by Selling Shareholders. The Company received net proceeds of $26,832 after deducting underwriting commissions of $2,117 and expenses of $1,301 relating to the issue.

In December 1997, under a put and call option originally granted in April 1997, the Company purchased 40,000 ordinary shares for a total cost of $667. These shares were held as treasury stock at December 31, 1998 and 1999.

In October 1998, the Company purchased a further 47,000 of its ordinary shares on the open market for a total cost of $567. These shares were held as treasury stock at cost at December 31, 1998 and 1999.

In the first quarter of 1999, the Company purchased a further 356,400 of its ordinary shares on the open market for a total cost of $4,423. These shares were held as treasury stock at cost at December 31, 1999.

11.  STOCK OPTIONS

Employees and directors have been granted options to purchase Ordinary Shares in the Company. These options have been issued in three series:

     i) Options issued to Employees--Shareholders

In  1996,  the  Company  granted   600,000  options  to  certain   employee
shareholders replacing an earlier agreement entered into in 1995. The options had an exercise price of $2.71 per share, which reflected the estimated fair value of the shares at the original grant date. The options were fully vested at the grant date and were able to be exercised at any time prior to January 23, 2003.

          On June 30, 1997, the shareholders exercised these options and purchased 600,000 ordinary shares in the Company at an exercise price of $2.71.

     (ii) Options issued under Equity Incentive Plan

          On November 25, 1997 the Company granted 300,000 options to certain employees.

          The options have an exercise price of $22 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to November 25, 2007. At December 31, 1999, 186,750 of these options remained outstanding (1998 - 300,000). The balance of the shares were forfeited during the year.

     (iii) Options issued to Officers and Directors

          On October 26, 1999 the Company granted 285,000 options to certain officers and directors.

          The options have an exercise price of $2.31 per share, which reflected the market price of the shares on that date. The options vest ratably over a three-year period and may be exercised at any time prior to October 26, 2009. All of these options were outstanding at December 31, 1999.

In accordance with the provisions of FASB Statement No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and accordingly, recognizes compensation cost based on the intrinsic value of the options at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net income
(loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                                      1997      1998      1999
                                                                    ---------- -------- --------
      Net income (loss)--as reported..............................    $12,993  $16,018  $(6,717)
      Net income (loss)--pro forma.................................   $12,926  $14,820  $(6,606)
      Net income (loss) per share--as reported.....................    $ 1.55   $ 1.63   $(0.71)
      Net income (loss) per share--pro forma.......................    $ 1.54   $ 1.51   $(0.70)
      Net income (loss) per share assuming dilution--as reported...    $ 1.53   $ 1.63   $(0.71)
      Net income (loss) per share assuming dilution--pro forma.....    $ 1.52   $ 1.51   $(0.70)

These pro forma compensation costs may not be representative of those to be expected in future years due to the timing of option issuances and pro-ration of the corresponding compensation costs.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

            Expected dividend yield..........       4.5%
            Expected stock price volatility..     87.46%
            Risk-free interest rate..........      6.72%
            Expected life of options.........   10 years

The fair value of options granted during 1999 was $1.25 per share. There were no options granted during 1998. The fair value of options granted during 1997 was $6.59 per share.

12.  TAXATION

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed the Company will be exempted from taxation until the year 2016.

Total income tax expense (benefit) for the years ended December 31, 1997, 1998 and 1999 was allocated as follows:

                                                                       1997     1998     1999
                                                                     -------- -------- --------
        Income (loss) from continuing operations....................   $2,925   $3,790  $(2,583)
        Effect of change in accounting method (Note 2(q))...........       --       --     (188)
                                                                       ------   ------  -------
                                                                       $2,925   $3,790  $(2,771)
                                                                       ======   ======  =======

Income tax expense (benefit) attributable to income from continuing operations consists of:

                                                   CURRENT      DEFERRED       TOTAL
                                                   -------      --------       -----

      Year ended December 31, 1997
           U.S. Federal and State..............  $    934      $  (809)      $   125
           Foreign (U.K.)......................     2,800           --         2,800
                                                 --------      -------       -------
                                                 $  3,734      $  (809)      $ 2,925
                                                 --------      -------       -------
      Year ended December 31, 1998
           U.S. Federal and State..............  $  1,324      $  (753)      $   571
           Foreign (U.K.)......................     3,219           --         3,219
                                                 --------      -------       -------
                                                   $4,543      $  (753)      $ 3,790
                                                 ========      =======       =======
      Year ended December 31, 1999
           U.S. Federal and State..............  $ (1,377)     $(1,432)      $(2,621)
           Foreign (U.K.)......................        38          --             38
                                                 --------      -------       -------
                                                 $(1,339)      $(1,432)      $(2,583)
                                                 ========      =======       =======

Income tax expense (benefit) attributable to income from continuing operations and change in accounting method was $2,925, $3,790 and ($2,771) for the years ended December 31, 1997, 1998 and 1999 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before taxation as a result of the following:

                                                              1997       1998        1999
                                                            --------   ---------   --------
       Computed expected tax expense benefit...........      $5,412      $6,888     $(3,226)
       Foreign income not subject to US taxes..........      (2,305)     (2,988)        420
       Foreign income subject to tax at foreign rates..        (200)        (99)          3
       Change in valuation allowance...................         (86)       (104)         --
       Miscellaneous permanent differences.............          98          94          21
       Deferred U.S. interest witholding tax...........         --          --          351
       State taxes.....................................          80          79       (340)
       Utilization of acquired net operating losses....         (74)        (80)        (0)
                                                             ------      ------     -------
       Actual tax expense benefit......................      $2,925      $3,790    $(2,771)
                                                             ======      ======    ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999, are presented below:

                                                                                1998      1999
                                                                              --------  --------
      Deferred tax assets:
           Deferred revenue.................................................  $ 1,220   $ 1,114
           Discount on unearned premiums and outstanding loss reserves......      459       540
           Deferred interest deductions.....................................      280        67
           Allowance for doubtful accounts..................................       --     1,636
           Restructuring reserve............................................       --       229
           State net operating loss carryover...............................       --       150
           Other............................................................       --        60
                                                                              -------   -------
                                                                                1,959     3,796
      Deferred tax liabilities:
           Deferred policy acquisition costs................................      --       (287)
           Unrealized investment gains......................................     (168)     (169)
           Other............................................................      (36)      (25)
                                                                              -------   -------
           Net deferred tax asset...........................................  $ 1,755    $3,315
                                                                              =======   =======

There was no valuation allowance for deferred tax assets as of December 31, 1998 or 1999, as management believes that it is more likely than not that the deferred tax assets will be realized. However, the amount of deferred tax assets could be reduced in the near term if estimates of taxable income are reduced.

The Company has not recognized a deferred tax liability for the undistributed earnings of its United States subsidiaries. (A 30% tax is generally imposed in the United States on dividends paid by United States corporations to non-United States shareholders). The Company does not expect those unremitted earnings to become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as the receipt of dividends. The deferred tax liability relating to these unremitted earnings, which is not recognized by the Company, is approximately $542, $986 and $2,442 at December 31, 1997, 1998, and 1999, respectively.

13.  EARNINGS PER SHARE

Earnings per share have been calculated in accordance with SFAS 128:

                                                                     1997        1998         1999
                                                                   ---------   ---------   ----------

         Net Income (Loss).....................................   $   12,993   $   16,018   $   (6,717)
                                                                  ==========   ==========   ==========
         Weighted average number of ordinary shares
            outstanding........................................    8,383,482    9,814,101    9,480,356
                                                                  ----------   ----------   ----------
         Net income (loss) per share...........................   $     1.55   $     1.63  ($     0.71)
                                                                  ----------   ----------   ----------
         Income (loss) available to ordinary shareholders......   $   12,993   $   16,018  ($    6,717)
                                                                  ==========   ==========   ==========
         Weighted average number of ordinary shares
            outstanding........................................    8,383,482    9,814,101    9,480,356
         Plus: incremental shares from assumed exercise of
            options............................................      131,991       26,058           --
                                                                  ----------   ----------   ----------
         Adjusted weighted average number of ordinary
            shares outstanding.................................    8,515,473    9,840,159    9,480,356
                                                                  ----------   ----------   ----------
         Net income (loss) per share assuming dilution.........   $     1.53   $     1.63   $    (0.71)
                                                                  ==========   ==========   ==========

See Notes 10 and 11 to the consolidated financial statements for further discussion of share capital and share option transactions.

14.  FINANCIAL INSTRUMENTS

     a) Fair value

The carrying values of all financial instruments, as defined by SFAS 107 and as recorded in the consolidated balance sheets, approximate their fair value. The Company does not have any significant off-balance sheet financial instruments. The following methods and assumptions were used by the Company in estimating fair values:

     Cash and cash equivalents and fiduciary funds: The carrying values for cash and cash equivalents and fiduciary funds approximated fair market values due to the short-term maturities of these instruments.

     Marketable securities: The fair values of debt and equity securities are based on quoted market prices and dealer quotes at the consolidated balance sheet dates.

     Deposit liabilities and related assets: Underlying assets comprise mainly cash and deposits. The carrying values for deposit liabilities and related assets approximated fair market values due to the short-term maturities of these instruments.

     Other assets and liabilities: The fair values of all other financial instruments, as defined by SFAS 107, approximate their carrying values due to their short-term nature.

The estimates of fair values presented herein are subjective in nature and are not necessarily indicative of the amounts that the Company would actually realize in a current market exchange. Any differences would not be expected to be material. Certain amounts such as prepaid expenses, other assets, goodwill and deferred expenses, deferred fee income, outstanding losses recoverable from reinsurers, and outstanding losses and loss expenses are excluded from fair value disclosure. Thus the total fair value amounts cannot be aggregated to determine the underlying economic value of the Company.

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

Concentrations of credit risk with respect to other financial instruments are to some extent limited due to the number of reinsurers, agents and customers comprising the Company's receivable base. At December 31, 1999 there were amounts due from three reinsurers that totaled $52,039, as discussed in Note 8. As at December 31, 1999, management believes that approximately $6,742 (1998 - $2,500) of paid and outstanding losses recoverable from reinsurers may prove uncollectible and has established a provision for doubtful accounts accordingly, as discussed in Note 8.

     c) Forward foreign exchange contracts

The Company's functional currency is the U.S. dollar; however, as the Company operates internationally, it has exposure to changes in foreign currency exchange rates. These exposures include net cash inflows on non-U.S. dollar-denominated transactions.

To manage the Company's exposure to these risks, the Company enters into forward foreign exchange contracts in the currencies to which the Company is exposed. These contracts generally involve the exchange of one currency for another at some future date. The Company had no notional principal amounts outstanding at December 31, 1998 and 1999, respectively, relating to contracts to buy British Pounds Sterling in the future. A net realized gain (loss) of $(22), $182 and $0 is included in other income in the consolidated statements of income in respect of such contracts during the years ended December 31, 1997, 1998 and 1999, respectively.

15.  SEGMENTAL INFORMATION

(a) The Company has five main business segments; Brokerage, Program Business, Underwriting Management, Insurance, and Reinsurance. The brokerage segment comprises subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. The program business segment comprises subsidiaries that market insurance products and manage programs developed by the Company. Underwriting Management companies are authorized to underwrite and administer reinsurance business on behalf of unaffiliated insurance and reinsurance companies. The insurance and reinsurance segments represent companies that underwrite and retain, subject to their own reinsurance, certain insurance and reinsurance risks, and their revenues include premiums earned on insurance and reinsurance polices, investment income and policy issuance fees. Other includes the Company's holding companies, group services companies, and income earned from investments in affiliated companies(1997 - $1,266, 1998 - $2,631, 1999 - $Nil). Intercompany transactions are recorded under normal terms of trade. Adjustments and eliminations to revenue are in respect of intersegment revenues that are eliminated at the consolidated level. Adjustments and eliminations to assets are primarily in respect of intersegment insurance balances receivable that are eliminated at the consolidated level.

                                                                                                          Adj. and
                                          Program     Underwriting                                        --------
                            Brokerage     Business    Management     Insurance    Reinsurance   Other    eliminations   Total
                            ---------     --------    ------------   ---------    -----------   -----    ------------   -----

DECEMBER 31, 1997
  Revenues                      23,385       19,770         4,174         5,399        9,382     3,200           --      65,310
  Income before tax              8,591        3,938         2,491           471           57       370           --      15,918
  Assets                       249,334       22,465        32,038        58,306       40,452    35,029      (31,294)    406,330

DECEMBER 31, 1998
  Revenues                      27,144       27,119         3,554        11,073       10,905     5,798         (500)      85,093
  Income (loss) before tax      11,501        5,187         1,689         1,169       (3,357)    3,619           --      19,808
  Assets                       462,420       35,015        38,179        94,843       58,761    47,123      (86,700)     649,641

DECEMBER 31, 1999
  Revenues                      24,879       22,444         4,123        12,557        3,138       680           --      67,821
  Income (loss) before tax       2,706        2,716         1,446        (2,139)      (3,402)   (5,383)          --      (9,488)
  Assets                       787,818       34,927        88,975       112,916       54,758    35,199     (103,184)  1,011,409


     (b)  Summarized  financial   information  by  geographic  location  of
subsidiary for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                                                  Adjustments &
                                                                                  -------------
                                           Bermuda          U.K        U.S.A.      eliminations    Consolidated
                                           -------          ---        ------      ------------    ------------
REVENUES FOR THE YEAR ENDED
   December 31, 1997                        21,326        22,459       22,262         (737)           65,310
   December 31, 1998                        27,485        23,632       34,713         (737)           85,093
   December 31, 1999                        13,355        20,295       34,582         (411)           67,821

IDENTIFIABLE ASSETS AT THE YEAR ENDED
   December 31, 1997                       119,066       250,668       85,066      (48,410)          406,330
   December 31, 1998                       178,489       477,639      127,851     (134,338)          649,641
   December 31, 1999                       221,492       793,641      151,671     (172,449)          994,355

     (c) The Company's Program Business companies market and manage insurance products and programs developed by the Company on behalf of independent insurance carriers. In addition, the Company, through its brokerage operations and managing general underwriters provide additional business and services to certain of these independent insurance carriers in respect of these products and other insurance and reinsurance policies. For the year ended December 31, 1997, 1998 and 1999 revenues received from one independent insurance carrier approximately accounted for the following percentage of total revenues.

                                       Program     Underwriting
                                       -------     ------------
                         Brokerage     Business    Management    Insurance  Reinsurance    Other     Total
                         ---------     --------    ----------    ---------  -----------    -----     -----

December 31, 1997           22%          79%           89%           0%          83%      30%       51%
December 31, 1998           19%          71%           94%           0%          74%      11%       43%
December 31, 1999           19%          70%           91%           0%          72%       0%       39%

The loss of this carrier could have a material adverse effect on the Company. However, the Company believes that, subject to market conditions, the availability of alternative underwriting capacity at Realm National and other independent insurance carriers would reduce the impact of such a loss.

16.  COMMITMENTS

Future minimum lease payments under non-cancelable operating leases as at December 31, 1999 are as follows:

                       2000..................    $ 2,885
                       2001..................      2,671
                       2002..................      2,232
                       2003..................      1,930
                       2004..................      1,422
                       2005 and thereafter...      3,929
                                                 -------
                                                 $15,069
                                                 -------

Total rental expense for the years ended December 31, 1997, 1998 and 1999, was $1,894, $2,191, and $2,787, respectively.

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

          b) Under New York law, Realm National may pay cash dividends only from earned surplus determined on a statutory basis. Further, Realm National is restricted (on the basis of the lower of 10% of statutory surplus at the end of the preceding twelve-month period or 100% of the adjusted net investment income for the preceding twelve-month period) as to the amount of dividends it may declare or pay in any twelve month period without the approval of the Insurance Department of the State of New York.

     Realm National did not have any earned surplus available for the payment of dividends in 1998 and 1999 due to its statutory-basis accumulated deficit. Additionally, $21 and $23 of statutory surplus has been segregated as special funds as of December 31, 1998 and 1999 and will not become available for dividend payments until earned.

     Realm National's total capital and surplus and net income determined on a New York statutory basis are as follows:

                                                          1998      1999
                                                        --------   -------
          Total capital and surplus at December 31,...   $18,889   $17,177
          Net income for year ended December 31,......     $ 663     $ 219

          c) The NAIC has a model law which establishes certain minimum risk-based capital ("RBC") requirements for property-casualty insurance companies. The RBC calculation serves as a benchmark for the regulation of insurance companies by state insurance regulators. The calculation specifies various formulas and weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk and are set forth in the RBC requirements. The capital of Realm National as of December 31, 1998 and 1999 exceeded the amount calculated using the RBC requirements.

          d) The Company's Bermuda reinsurance subsidiary, CIRCL, is required by its license to maintain capital and surplus greater than a minimum statutory amount determined as the greater of a percentage of outstanding losses and loss expenses (net of reinsurance recoverable) or a given fraction of net written premiums. At December 31, 1998 and 1999, respectively, CIRCL was required to maintain a minimum statutory capital and surplus of $2,135 and $2,024. Accordingly, approximately $2,024 of contributed surplus and retained earnings is restricted from distribution.

     CIRCL's total surplus and net loss determined on a Bermuda statutory basis is as follows:

                                                            1998      1999
                                                          --------   -------
      Total surplus at December 31......................  $ 2,304    $2,857
      Net loss for year ended December 31...............  $(3,558)  ($5,227)

     CIRCL is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Certain categories of assets do not qualify as relevant assets under the statute. At December 31, 1998 and 1999, respectively, CIRCL was required to maintain relevant assets of at least $25,000 and $23,000. At that date relevant assets were approximately $35,600 and $33,500 and the minimum liquidity ratio was therefore met.

18.  RELATED PARTY TRANSACTIONS

     a) Amounts due from/to affiliates are interest-free and unsecured with no fixed terms of repayment.

     b) Goldman, Sachs & Co. acted as a co-managing underwriter for the Company's IPO completed in December 1997, from which the underwriters received aggregate underwriting discounts of $5.3 million from the Company and selling shareholders.

     Goldman, Sachs & Co. or certain of its affiliates maintain certain contractual relationships with the Company and have provided investment banking services to the Company. Goldman, Sachs & Co. also provides investment management services to Realm National pursuant to a Corporate Account Agreement dated December 24, 1996 and received customary fees and expenses of approximately $32 during 1999 (1998 - $20) for such services.

19.  CONTINGENCIES

(a) The civil action filed on March 29, 1999 against the Company, certain of its subsidiaries, and others in the U.S. District Court for the Southern District of New York by Odyssey Re (London) ("Odyssey") was dismissed by the Court on February 25, 2000. The amended complaint in that case asserted claims against the Company, certain of its subsidiaries, and others under the Racketeering Influenced and Corrupt Organizations (RICO) Act, and for common law fraud. The Court dismissed the amended complaint on the ground of "forum non conveniens," finding that Odyssey's claims should be asserted in the English courts. There is no counterpart to the U.S. RICO law in England, nor does English law allow imposition of treble damages.

Odyssey, which changed its name to Sphere Drake Insurance Limited ("Sphere Drake") during 1999, caused proceedings to be issued in the London Commercial Courts (equivalent to a civil complaint in U.S. jurisdictions) against the Company's U.K. subsidiaries, two former officers of those subsidiaries, and others on February 29, 2000. Neither the Company nor any of its U.S. or Bermuda subsidiaries are named in the action. Sphere Drake generally alleges a conspiracy to defraud it in connection with various reinsurance contracts.

It is the opinion of management that the claims generally described in Sphere Drake's action are without merit and the case will be defended vigorously.

(b) Several arbitration proceedings currently are pending in England between reinsurers and ceding insurers relating to reinsurance transactions involving the personal accident excess of loss market in London ("LMX") for the account years 1993, 1994, 1995 and 1996. Although neither the Company nor its broker subsidiaries are a party to any of these arbitrations, certain of the Company's subsidiaries acted as reinsurance broker for ceding insurer clients that are parties to certain of the arbitrations.

In addition, the Company's reinsurance subsidiary is party to one of the LMX arbitrations. This particular arbitration has been dormant for some time.

The reinsurers generally have alleged that they sustained losses due to an "artificial" spiral in the LMX market, the existence of which, as well as other information, was not disclosed to them by the ceding insurers or their reinsurance brokers. As a consequence, these reinsurers have asserted that they are no longer obliged to honor their reinsurance agreements and have suspended payment of claims.

During 1998 and 1999 certain of the reinsurers and reinsureds that are parties to the arbitrations described above issued proceedings in the English courts against one or more of the Company's brokerage subsidiaries and one underwriting management subsidiary, apparently for the primary purpose of tolling the statute of limitations pending the outcome of the arbitrations. In one recently issued proceeding against the same subsidiaries, three former officers of the subsidiaries were also named. In none of these proceedings did the complainant specify an amount of damages sought. If one or more reinsurers succeed in avoiding their contracts in the pending arbitrations, it is possible that ceding insurers clients, on whose behalf the Company's broker subsidiaries placed the reinsurance, may seek to pursue a claim for indemnification or other claims against one or more of those subsidiaries. Similarly, if one or more of the reinsurers fails to avoid its contracts in the pending arbitrations, it also is possible that those reinsurers may seek to pursue some type of claim against one or more of those subsidiaries.

The Company understands that awards already have been made in favor of the reinsurer in two arbitrations. However, based on the Company's understanding of the reasons given by the arbitration panels for their awards in favor of the reinsurer in those cases, the Company does not believe there is any valid basis for its ceding insurer clients in those cases to assert a claim against the Company or its broker subsidiaries.

All U.K. judicial proceedings against the Company's subsidiaries have been stayed or held in abeyance pursuant to standstill agreements or court order, except for one proceeding where the subsidiaries are considering a request for a standstill and except for standstill agreements between two of the Company's subsidiaries and one ceding insurer client, which recently gave notice of termination of those standstill agreements.

One of the arbitration awards referenced above allowed a reinsurer to avoid its reinsurance contracts with a Lloyd's syndicate. According to reports in the London press, that award may have caused the syndicate's liabilities to increase beyond the financial resources available to it and its Names, requiring the syndicate to avail itself of the Lloyd's Central Fund. Thereafter, Lloyd's initiated an investigation of that syndicate and all "market participants," including the Company's U.K. subsidiaries. The investigation is at an early stage and it is uncertain when it will be completed.

The Company understands that substantial progress has been and is being made by various market participants in settling ongoing reinsurance disputes, including many of the market participants that are parties to the arbitrations and other proceedings described above.

Although no assurances can be given as to the outcome of the pending U.K. arbitrations or pending or potential judicial proceedings related to the LMX spiral reinsurance arbitrations and their effect on the Company, the Company believes, based on the information presently available to it, that any such effect should not have a material adverse effect on the Company's financial condition.

(c) The reinsurance markets in which the Company historically has been involved experienced considerable disruption during 1999, for a variety of reasons, including but not limited to the LMX market disputes described above and other disputes involving the North American workers' compensation reinsurance market.

One result of this market disruption has been that certain reinsurers with whom the Company's broker subsidiaries placed business on behalf of ceding insurer clients suspended claims payments to those clients, as well as to the Company's insurance and reinsurance subsidiaries. As a result, a number of arbitrations were commenced between Company clients and their reinsurers.

In some instances, disputes or potential disputes have arisen concerning whether reinsurance was properly placed by the Company's broker subsidiaries. In other instances, the Company's ceding insurer clients have demanded imdemnification by the Company if the client's reinsurance contracts ultimately are avoided by its reinsurers.

Although no assurances can be given as to the effect on the Company of the various disputes in the worker's compensation reinsurance market, or related arbitrations, the Company believes, based on the information presently available to it, that any such effect should not have a material adverse effect on the Company's financial condition.

(d) The Company is subject to other litigation and arbitration in the ordinary course of its business. While any of these proceedings contains an element of uncertainty, management presently believes the outcome of these currently pending proceedings will not have a material adverse effect on the Company's financial condition.

20.  QUARTERLY FINANCIAL DATA--UNAUDITED

                                                       FIRST     SECOND    THIRD     FOURTH
                                                       -----     ------    -----     ------
                                                     QUARTER   QUARTER   QUARTER    QUARTER
                                                     -------   -------   -------    -------
                                                        (i)       (i)       (i)       (i)
YEAR ENDED DECEMBER 31, 1998                            ---       ---       ---       ---
     Total revenues ............................     $19,989   $22,245   $20,925   $21,934
     Net income.................................       3,987     4,025     4,129     3,877
     Net income (loss) per share................        0.41      0.41      0.42      0.40
     Net income (loss) per share assuming dilution   $  0.40   $  0.41   $  0.42   $  0.40

YEAR ENDED DECEMBER 31, 1999
     Total revenues ............................     $23,551   $20,620   $14,323    $9,327
     Net income.................................       3,631       978    (2,572)   (8,754)
     Net income (loss) per share................        0.38      0.10     (0.27)    (0.92)
     Net income (loss) per share assuming dilution   $  0.38   $  0.10    ($0.27)  ($ 0.92)

(i) As discussed in Note 8, the Company recorded a provision of $2,500 against paid and outstanding losses recoverable from reinsurers during the fourth quarter of 1998. The Company recorded a further provision of $500 against paid and outstanding losses recoverable from reinsurers during the first quarter of 1999, and a further $3,742 during the fourth quarter of 1999.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 29, 1999, the Company engaged Arthur Andersen LLP as its independent accountant. The Company's independent accountant for the fiscal year ended December 31, 1998 was KPMG ("KPMG").

During the Company's fiscal years ended December 31, 1997 and 1998 and the interim period subsequent to the fiscal year ended December 31, 1998, neither the Company nor any person on the Company's behalf consulted Arthur Andersen LLP, regarding either:

     (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; and no written or oral advice was provided to the Company, that Arthur Andersen LLP concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing, or financial reporting issues; or

     (ii) any matter that was the subject of a disagreement or a reportable event, as those items are defined under Regulation ss. 229.304 (17 C. F. R. ss. 229.304)

On April 20, 1999, KPMG notified the Company that it would not seek re-election as auditors to the Company for the year ended December 31, 1999.

KPMG's reports on the Company's financial statements for each of the fiscal years ended December 31, 1997 and 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's fiscal years ended December 31, 1997 and 1998, and the subsequent interim period preceding KPMG's declination, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make a reference to the subject matter of disagreement in connection with KPMG's report.

During the Company's fiscal years ended December 31, 1997 and 1998 and the subsequent interim period preceding KPMG's declination:

     (a) KPMG did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist;
     (b) KPMG did not advise the Company that information has come to KPMG's attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;
     (c) (1) KPMG did not advise the Company of the need to expand significantly the scope of its audit, or that information had come to KPMG's attention during such period that if further investigated may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the registrant's financial statements; and (2) KPMG did not so expand the scope of its audit or conduct such further investigation; and
     (d) (1) KPMG did not advise the Company that information has come to KPMG's attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) KPMG did not advise the Company that due to KPMG's declination to seek re-election, or for any other reason, accounting issues have not been resolved to KPMG's satisfaction prior to declination to seek re-election.


                                  PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information required by this item is included in Part 1 of this Form 10-K.

The remainder of this item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. Such information is hereby incorporated by reference.


ITEM 11--EXECUTIVE COMPENSATION

This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. Such information is hereby incorporated by reference.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. Such information is hereby incorporated by reference.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of the  information  required  by this item is  included in Part 2,
Item 8 of this Form 10-K.

The remainder of this item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. Such information is hereby incorporated by reference.

                                  PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) EXHIBITS

         EXHIBIT NO.                  DESCRIPTION
--------------------  -----------------------------------------------------
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

          10.10 Management Agreement dated as of August 1, 1995 between Legion Insurance Company and Stirling Cooke Insurance Services, Inc. (1)

          11        Statement Re Computation of Per Share Earnings

          21        Subsidiaries of the Company

          99        Forward-Looking Information

(1) Incorporated by reference from Registration Statement on Form S-1 (No. 333-32995) of Stirling Cooke Brown Holdings Limited.
*Management Compensation

(B)  REPORTS ON FORM 8-K.

     The Company filed a Form 8-K on October 11, 1999 reporting the resignation of Mr. Nicholas Brown as managing director and head of the London brokering operations.

     The Company filed a Form 8-K on November 3, 1999 reporting the election of Mr. Stephen A. Crane as President, Chief Executive Officer and director of the Company effective November 1, 1999.

(C)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     1. Financial Statements

          Included in Part II--Item 8 of this report.

     2. Index to Financial Statement Schedules

          Included in Part IV of this report:

                                                           SCHEDULE
             -----------------------------                 --------
                                                           NUMBER     PAGE
                                                           ------   --------

     Reports of Independent Accountants on financial
       statement schedules included in Form 10-K.                        53

     Schedule of Investments excluding Investments in
       Related Parties as of December 31, 1999                  I        55

     Condensed Financial Information of Registrant as
       of and for the years ended December 31, 1997, 1998
       and 1999                                                II     56-58

     Supplementary Insurance Information as of and for
       the years ended December 31, 1997, 1998 and 1999       III        59

     Reinsurance for the years ended December 31, 1997,        IV        60
       1998 and 1999 Valuation and Qualifying Accounts
       for the years ended December 31, 1997, 1998 and
       1999                                                     V        61
     Supplmental Information concerning
       Property-Casualty Insurance Operations for the
       years ended December 31, 1997, 1998 and 1999            VI        62

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

Under date of March 13, 2000, we reported on the consolidated balance sheet of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements referred to above are included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 1999. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

The consolidated financial statements of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1998 and 1997, were reported on by other auditors whose report is dated March 5, 1999. Those consolidated financial statements referred to above are also included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 1999. In connection with their audits of the aforementioned consolidated financial statements, they also audited the related financial statement schedules listed in the accompanying index.

In our opinion, the 1999 amounts included in the financial statement schedules fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
-----------------------

Arthur Andersen LLP


New York, New York
March 13, 2000

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

     Under date of March 5, 1999, we reported on the consolidated balance sheet of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1998, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 1998, which are included in item 8 of this Form 10-K for the year ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as of December 31, 1998 and for each of the years in the two year period ended December 31, 1998. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG
-----------------

KPMG
Hamilton, Bermuda
March 5, 1999

                      STIRLING COOKE BROWN HOLDINGS LIMITED
        SCHEDULE OF INVESTMENTS EXCLUDING INVESTMENTS IN RELATED PARTIES
                                   SCHEDULE I

                                                                                           AMOUNT AT WHICH
                                                                                            SHOWN IN THE
                                                                                FAIR        BALANCE SHEET
                                                                       COST     VALUE      DECEMBER 31, 1999
                                                                      ------    -----      -----------------

Fixed maturities
   Bonds:
     United States Government and government agencies and
        authorities..............................................   $  8,988   $ 8,872         $   8,872
     States, municipalities and political subdivisions...........         30        30                30
     Foreign governments.........................................      7,680     7,496             7,496
     All other corporate bonds...................................     12,842    12,404            12,404
                                                                    --------   -------         ---------

          Total fixed maturities.................................     29,540    28,802            28,802
Equity securities
   Common stocks:
     Industrial, miscellaneous and all other.....................      2,626     3,354             3,354
   Nonredeemable preferred stocks................................        697       697               697
                                                                    --------   -------         ---------

          Total equity securities................................      3,323     4,051             4,051
Short-term investments...........................................      1,256     1,256             1,256
                                                                    --------   -------         ---------

          Total investments......................................    $34,119   $34,109        $   34,109
                                                                     =======   =======         =========


                   STIRLING COOKE BROWN HOLDINGS LIMITED

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              PARENT COMPANY ONLY BALANCE SHEETS--SCHEDULE II

                         DECEMBER 31, 1998 AND 1999
 (Expressed in thousands of United States Dollars, except share and per share data)

                                                                                                 1998       1999
                                                                                               --------   --------

Assets
     Cash and cash equivalents............................................................     $28,007    $14,495
     Due from subsidiaries................................................................      15,569     23,812
     Investments in subsidiaries..........................................................      49,786     34,143
     Other assets.........................................................................         427        497
     Marketable securities................................................................       4,092     12,606
                                                                                               -------    -------
          Total Assets....................................................................     $97,881    $85,553
                                                                                               =======    =======
Liabilities
     Accounts payable and accrued liabilities.............................................        $249       $721
                                                                                               -------    -------
          Total Liabilities...............................................................         249        721
                                                                                               -------    -------

Shareholders' equity
     Share capital
        Authorized 20,000,000 ordinary shares of par value $0.25 each issued and fully
          paid 9,863,372 ordinary shares..................................................       2,466      2,466
     Additional paid in capital...........................................................      54,167     54,167
     Accumulated other comprehensive income (loss)........................................         319      (211)
     Retained earnings....................................................................      41,914     34,067
                                                                                               -------    -------
                                                                                                98,866     90,489
     Less: ordinary shares in treasury (1998--87,000, 1999--443,400) at cost................    (1,234)    (5,657)
                                                                                               -------    -------
          Total shareholders' equity......................................................      97,632     84,832
                                                                                               -------    -------
Total Liabilities and Shareholders' equity................................................     $97,881    $85,553
                                                                                               =======    =======


                   STIRLING COOKE BROWN HOLDINGS LIMITED

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 PARENT COMPANY ONLY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME--SCHEDULE II

                YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                1997      1998        1999
                                                                                -----     -----       -----

REVENUES
     Net investment income............................................       $   139    $  1,920       $ 1,717
                                                                               ------     -------      -------
Total Revenues........................................................           139       1,920         1,920
EXPENSES
     Salaries and benefits............................................           395         184           536
     Other operating expenses.........................................           683       1,015         3,178
                                                                             --------    --------     --------

Total Expenses........................................................         1,078       1,199         3,714
NET INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES ............          (939)        721        (1,997)
Equity in income of subsidiaries......................................        13,932      15,297        (4,720)
                                                                             --------    --------     --------

NET INCOME (LOSS).....................................................       $12,993     $16,018      ($ 6,717)
                                                                             --------    --------     --------

Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during
        the year (net of tax of $130, $130 and $72)...................           188         314          (696)
   Less: reclassification adjustments for realized gains (losses).....
        included in net income (net of tax of $166, $1 and ($189))....          (272)        (58)           16
                                                                             --------    --------     --------
   Other comprehensive income (loss), net of tax......................           (84)        256          (530)
   Comprehensive income (loss)........................................       $12,909     $16,274      ($ 7,247)
                                                                             ========    ========     ========


                   STIRLING COOKE BROWN HOLDINGS LIMITED

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

         PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS--SCHEDULE II

                YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                  (Expressed in thousands of United States
                 Dollars, except share and per share data)

                                                                                1997      1998        1999
                                                                                -----     -----       -----

OPERATING ACTIVITIES
     Net income (loss).....................................................  $12,993     $16,018       ($6,717)
Items not effecting cash
     Amortization of goodwill..............................................      373         373           373
     Amortization of marketable securities.................................        0          (8)           10
     Depreciation and amortization of capital assets.......................        0           2            10
     Equity in income of subsidiaries......................................  (13,932)    (15,297)        4,720
     Gain on sale of marketable securities.................................        0         (55)         (143)
     Changes in non cash operating assets and liabilities
        Other assets.......................................................     (258)       (134)          (80)
        Accounts payable and accrued liabilities...........................    1,125        (892)          472
        Due to subsidiaries................................................     (193)          0             0
                                                                             --------    --------     --------
          Net cash provided (used) by operating activities.................      108           7        (1,355)
                                                                             --------    --------     --------

INVESTING ACTIVITIES
     Purchase of capital assets............................................      (37)          0             0
     Investments in subsidiaries...........................................     (274)        960            15
     Due from subsidiaries.................................................   (5,600)     (4,331)       (3,606)
     Dividends received from subsidiaries..................................    6,850       9,250         6,000
     Purchase of debt securities...........................................        0      (3,992)      (11,156)
     Purchase of equity securities.........................................        0        (503)       (1,000)
     Proceeds on sale of debt securities...................................        0           0         2,190
     Proceeds on sale of equity securities.................................        0         558           953
                                                                             --------    --------     --------
          Cash provided (used) by investing activities.....................      939       1,942        (6,604)
                                                                             --------    --------     --------

FINANCING ACTIVITIES
     Dividends.............................................................        0      (1,178)       (1,130)
     Net proceeds from subscription to share capital.......................   26,832           0             0
     Proceeds from exercise of options.....................................    1,625           0             0
     Purchase of ordinary shares in treasury...............................   (1,807)       (567)       (4,423)
     Sales of ordinary shares in treasury..................................       86           0             0
                                                                             --------    --------     --------
          Cash provided (used) by financing activities.....................   26,736      (1,745)       (5,553)
                                                                             --------    --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................   27,783         204       (13,512)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............................       20      27,803        28,007
                                                                             --------    --------     --------
CASH AND CASH EQUIVALENTS FROM END OF YEAR.................................  $27,803     $28,007       $14,495
                                                                             ========    ========     ========

All dividends received were from consolidated subsidiaries.



                   STIRLING COOKE BROWN HOLDINGS LIMITED

             SUPPLEMENTARY INSURANCE INFORMATION--SCHEDULE III

                YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                  (Expressed in thousands of United States
                 Dollars, except share and per share data)

                                           FUTURE
                                           POLICY
                                          BENEFITS,           OTHER                      BENEFITS, AMORTIZATION
                               DEFERRED    LOSSES,            POLICY                      CLAIMS,   OF DEFERRED
                                POLICY     CLAIMS             CLAIMS             NET     LOSSES AND   POLICY     OTHER
                              ACQUISITION AND LOSS  UNEARNED   AND    PREMIUM INVESTMENT SETTLEMENT ACQUISITION OPERATING PREMIUMS
                                COSTS     EXPENSES  PREMIUMS BENEFITS REVENUE   INCOME   EXPENSES     COSTS     EXPENSES  WRITTEN
                                -----     --------  -------- -------- -------   ------   --------     -----     --------  -------

Year ended December 31, 1997
  Insurance.................    $     34 $ 14,969  $ 13,338    $  0  $ 2,921   $ 1,696   $ 2,426     $    840  $ 1,662  $  3,988
  Reinsurance...............          23   21,307     5,849       0    8,869       517     8,525          504      296     9,193
  Brokerage.................                    0         0       0        0     2,531         0            0   14,794         0
  Program Business..........                    0         0       0        0        74         0            0   15,832         0
  Underwriting Management...                    0         0       0        0        15         0            0    1,684         0
  Other.....................                    0         0       0        0        14         0            0    2,829         0
                                -------- --------  --------    ---- --------   -------  --------     --------  -------  --------
                                $    579 $ 36,276  $ 19,187    $  0  $11,790   $ 5,782   $10,951     $  1,344  $37,097  $ 13,181
Year ended December 31, 1998
  Insurance.................       1,848 $ 30,788  $ 22,477    $  0  $ 7,716   $ 1,261   $ 4,790     $  2,052  $ 3,062  $  9,676
  Reinsurance...............         438   35,329     2,560       0   10,058       847    12,481        1,566      215     7,740
  Brokerage.................           0        0         0       0        0     3,336         0            0   15,643         0
  Program Business..........           0        0         0       0        0       777         0            0   21,932         0
  Underwriting Management...           0        0         0       0        0       197         0            0    1,865         0
  Other.....................                                               0                                                   0
                                       0        0         0       0        0     2,353         0            0    1,679         0
                               --------- --------  --------    ---- --------   -------  --------     --------  -------  --------
                                $  2,286 $ 66,117  $ 25,037    $  0  $17,774   $ 8,771   $17,271     $  3,618  $44,396  $ 17,416
Year ended December 31, 1999
  Insurance.................    $  1,723 $ 59,422  $ 20,108    $  0  $ 9,451     $ 558   $ 6,965     $  3,141  $ 4,590  $  8,907
  Reinsurance...............          22   33,713       851       0    2,399       739     5,405          719      416     1,121
  Brokerage.................           0        0         0       0        0     2,573         0            0   22,173         0
  Program Business..........           0        0         0       0        0       424         0            0   25,160         0
  Underwriting Management...           0        0         0       0        0       223         0            0    2,677         0
  Other.....................                                               0                                                   0
                                       0        0         0       0        0     2,197         0            0    6,063         0
                               --------- --------  --------    ---- --------   -------  --------     --------  -------  --------
                                $  1,745 $ 93,135  $ 20,959    $  0  $11,850   $ 6,714   $12,370     $  3,860  $61,079  $ 10,028



                   STIRLING COOKE BROWN HOLDINGS LIMITED

                          REINSURANCE--SCHEDULE IV

                    YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                  (Expressed in thousands of United States
                 Dollars, except share and per share data)


                                                                                                PERCENTAGE
                                                                                                 OF GROSS
                                                                                                 PREMIUMS
                                          GROSS        GROSS           GROSS         NET         ASSUMED
                                         PREMIUMS      PREMIUMS      PREMIUMS      PREMIUMS       TO NET
                                          WRITTEN      CEDED          ASSUMED       EARNED    PREMIUMS EARNED
                                          -------      --------      --------      --------   ---------------

Year ended December 31, 1997.......      $15,408        $ 17,396     $ 13,778       $11,790          117%
Year ended December 31, 1998.......      $39,526        $ 36,807     $ 15,055       $17,774           85%
Year ended December 31, 1999.......      $49,856        $ 42,707     $  4,701       $11,850           40%




                   STIRLING COOKE BROWN HOLDINGS LIMITED

               VALUATION AND QUALIFYING ACCOUNTS--SCHEDULE V
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                             CHARGED TO
                                     BALANCE AT   CHARGED TO   OTHER
                                     BEGINNING    COSTS AND    ACCOUNTS-  DEDUCTIONS  BALANCE AT
             DESCRIPION              OF PERIOD    EXPENSES     DESCRIBE   -DESCRIBE   END OF PERIOD
             ----------              ----------   ---------- -----------  ----------  -------------

Year ended December 31, 1997
   Allowance for Doubtful Accounts      $    --   $     --    $     --    $     --    $       --
Year ended December 31, 1998
   Allowance for Doubtful Accounts      $    --   $  2,500    $     --    $     --    $    2,500
Year ended December 31, 1999
   Allowance for Doubtful Accounts      $ 2,500   $  4,242    $     --    $     --    $    6,742


                   STIRLING COOKE BROWN HOLDINGS LIMITED

                    SUPPLEMENTARY INSURANCE INFORMATION
       CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS--SCHEDULE VI

                YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                  (Expressed in thousands of United States
                 Dollars, except share and per share data)



                                                                             LOSSES AND LOSS
                                                                           ADJUSTMENT EXPENSES
                                                                           INCURRED RELATED TO

                                         RESERVE                                                                    AMORTIZATION
                                        FOR LOSSES                                                                    OF DEFERRED
                            DEFERRED     AND LOSS     DISCOUNT,                         NET        (1)                 POLICY
                           ACQUISITION   ADJUSTMENT    IF ANY,   UNEARNED   EARNED    INVESTMENT CURRENT     (2)      ACQUISITION
                             COSTS       EXPENSES     DEDUCTED   PREMIUMS   PREMIUMS   INCOME     YEAR    PRIOR YEAR     COSTS
                             -----       --------     --------   --------   --------   ------     ----    ----------     -----

Year ended December 31, 1997
  Property/Casualty
  entities................... $   579   $  36,276     $    --    $ 19,187   $  11,790   $ 2,213  $ 10,174    $  777    $  1,344

Year ended December 31, 1998
  Property/Casualty
  entities................... $ 2,286   $  66,117     $    --    $ 25,037   $  17,774   $ 2,108  $ 12,578   $ 4,693    $  3,618

Year ended December 31, 1999
  Property/Casualty
  entities................... $ 1,745   $  93,135     $   --     $ 20,959   $  11,850   $ 1,297  $  7,721   $ 4,649    $  3,860



                   STIRLING COOKE BROWN HOLDINGS LIMITED

                    SUPPLEMENTARY INSURANCE INFORMATION
       CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS--SCHEDULE VI

                YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                  (Expressed in thousands of United States
                 Dollars, except share and per share data)



                                                                             LOSSES AND LOSS
                                                                           ADJUSTMENT EXPENSES
                                                                           INCURRED RELATED TO


                            PAID LOSSES
                            AND LOSS
                            ADJUSTMENT      PREMIUMS
                             EXPENSES       WRITTEN
                             --------       --------


Year ended December 31, 1997
  Property/Casualty
  entities...................  $  5,460     $  13,181

Year ended December 31, 1998
  Property/Casualty
  entities...................  $ 12,504     $  17,416

Year ended December 31, 1999
  Property/Casualty
  entities...................  $ 10,473     $  10,028


                                 SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN HAMILTON, BERMUDA, ON THE 30TH DAY OF MARCH, 2000.


                                      STIRLING COOKE BROWN HOLDINGS LIMITED

                                                   /S/ GEORGE W. JONES
                                By
                                                    George W. Jones
                                       Chief Financial Officer and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW AS OF THIS 30TH DAY OF MARCH, 2000, BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED:



           SIGNATURE                                   TITLE
     -------------------------             -----------------------------------


       /S/ STEPHEN A. CRANE      President, Chief Executive Officer and
                                 Director (Principal Executive Officer)
         Stephen A. Crane


       /S/ GEORGE W. JONES       Chief Financial Officer and Director (Principal
                                 Financial and Accounting Officer)
          George W. Jones


          /S/ LEN QUICK          Chief Operating Officer and Director

             Len Quick


      /S/ REUBEN JEFFERY III     Director

        Reuben Jeffery III


      /S/ NICHOLAS MARK COOKE     Director

          Nicholas Mark Cooke


      /S/ JEAN DE POURTALES     Director

          Jean de Pourtales


      /S/ PATRICK J. MCDONOUGH     Director

        Patrick J. McDonough