Form 10-Q
period 2000-03-31
STIRLING COOKE BROWN HOLDINGS LTD
filed 2000-05-15
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For the period ended March 31, 2000

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

                                     YES      [X]       NO      [ ]

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of March 31, 2000 was 9,419,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----

ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31, 1999 and
         March 31, 2000 (Unaudited) .................................    1

         Unaudited Consolidated Statements of Income and
         Comprehensive Income for the three-month period ended
         March 31, 1999 and 2000.....................................    2

         Unaudited Consolidated Statements of Changes in
         Shareholders' Equity for the three-month period ended
         March 31, 1999 and 2000.....................................    3

         Unaudited Consolidated Statements of  Cash Flows for the
         three-month period ended March 31, 1999 and 2000............    4

         Notes to Unaudited Consolidated Financial Statements at
         March 31, 1999 and 2000.....................................    5

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.........................    7

                        PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS...........................................    12

ITEM 5   OTHER INFORMATION...........................................    14

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K............................    14

         SIGNATURES..................................................    15

                                  EXHIBITS

Exhibit 11 - Statement of Computation of Net Income Per Ordinary Share
Exhibit 99 - Forward Looking Information

                   STIRLING COOKE BROWN HOLDINGS LIMITED

                        CONSOLIDATED BALANCE SHEETS

              DECEMBER 31, 1999 AND MARCH 31, 2000 (UNAUDITED)
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER-SHARE DATA)

                                                                                          1999            2000
                                                                                      ------------   ------------
                                         ASSETS
                                         ------
Marketable securities, at fair value
     Debt securities (amortized cost, 1999 - $29,555, 2000 - $28,291).............   $   28,802        $   27,453
     Equity securities (cost, 1999 - $3,340, 2000 - $3,107).......................        4,051             4,135
     Short-term investments (amortized cost, 1999 - $1,256, 2000 - $1,287)........        1,256             1,287
                                                                                     ----------        ----------
Total marketable securities.......................................................       34,109            32,875
Cash and cash equivalents.........................................................       50,706            44,145
Fiduciary funds-restricted........................................................       56,829            66,769
Insurance and reinsurance balances receivable.....................................      734,868           762,370
Paid losses recoverable from reinsurers...........................................       13,293            12,438
Outstanding losses recoverable from reinsurers....................................       73,267            78,792
Deferred acquisition costs........................................................        1,745             3,227
Deferred reinsurance premiums ceded...............................................       16,144            13,737
Deferred tax asset................................................................        3,315             3,106
Goodwill..........................................................................        8,664             8,449
Other assets......................................................................       12,352            17,688
Income taxes receivable...........................................................        2,600             2,769
Assets related to deposit liabilities.............................................        3,517             3,873
                                                                                     ----------        ----------
     Total assets.................................................................   $1,011,409        $1,050,238
                                                                                     ==========        ==========

                                 LIABILITIES
                                 -----------

Outstanding losses and loss expenses..............................................   $   93,135        $  101,175
Unearned premiums.................................................................       20,959            25,760
Deferred income...................................................................        4,695             3,585
Insurance and reinsurance balances payable........................................      774,888           801,791
Funds withheld....................................................................        9,580             9,996
Accounts payable and accrued liabilities..........................................       19,803            20,388
Deposit liabilities...............................................................        3,517             3,873
                                                                                     ----------        ----------
     Total liabilities............................................................   $  926,577        $  966,568
                                                                                     ----------        ----------

Contingencies (Part II - Item 1 - Legal Proceedings)

                                SHAREHOLDERS' EQUITY
                                --------------------
Share Capital
     Authorized 20,000,000 ordinary shares of par value $0.25 each
     Issued and fully paid 9,863,372 ordinary shares..............................        2,466             2,466
Additional paid in capital........................................................       54,167            54,167
Accumulated other comprehensive loss..............................................         (211)              (68)
Retained earnings.................................................................       34,067            32,762
                                                                                     ----------        ----------
                                                                                         90,502            89,327
Less: Ordinary shares in treasury (1999 - 443,400, 2000 - 443,400) at cost........       (5,657)           (5,657)
                                                                                     ----------        ----------
         Total shareholders' equity...............................................       84,832            83,670
                                                                                     ----------        ----------
         Total liabilities and shareholders' equity...............................   $1,011,409        $1,050,238
                                                                                     ==========        ==========

                       See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      AND COMPREHENSIVE INCOME (LOSS)

                   THREE MONTHS ENDED MARCH 31, 1999 AND
 2000 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                         Three Months
                                                                       ended March 31,
                                                                      1999            2000
                                                                   -----------    -----------
 Revenues
      Risk management fees...................................       $ 16,164          $ 9,407
      Net premiums earned....................................          5,324            5,577
      Net investment income..................................          1,963            1,418
      Other income...........................................            100                1
                                                                    --------          -------
          Total revenues.....................................         23,551           16,403
 Expenses
      Net losses and loss expenses incurred..................          4,237            4,864
      Acquisition costs......................................          1,290            1,274
      Depreciation and amortization of capital assets........            425              405
      Amortization of goodwill...............................            203              215
      Salaries and benefits..................................          6,135            5,727
      Other operating expenses...............................          6,546            4,884
          Total expenses.....................................         18,836           17,369
 Income (loss) before taxation...............................          4,715             (966)
 Taxation....................................................            777               56

 Net income (loss) before cumulative effect of
      a change in accounting principle.......................          3,938           (1,022)
 Cumulative effect of a change in accounting
      principle, net of tax (note 2) ........................           (307)               -
                                                                    --------          -------
 Net income (loss)...........................................         $3,631         $(1,022)
                                                                    --------          -------
 Other comprehensive income (loss), net of tax:
      Unrealized holding gains arising during the period.....             53               93
      Less: reclassification adjustments for realized
      (gains) losses included in net income..................           (190)              50
                                                                    --------          -------
      Other comprehensive income (loss)......................           (137)             143
      Comprehensive income (loss)............................         $3,494         $   (879)
                                                                    ========         ========
 Net income (loss) per share.................................       $   0.38         $  (0.11)
                                                                    ========         ========
 Net income (loss) per share assuming dilution...............       $   0.38         $  (0.11)
                                                                    ========         ========
 Dividends per share.........................................       $   0.03         $   0.03
                                                                    ========         ========

   See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 THREE MONTHS ENDED MARCH 31, 1999 AND 2000
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                         1999             2000
                                                                      -------------   -------------
ORDINARY SHARES OF PAR VALUE $0.25 EACH

     Balance at beginning of period........................           $   2,466       $   2,466
                                                                      -------------   -------------
     Balance at end of period..............................           $   2,466       $   2,466
                                                                      -------------   -------------

ADDITIONAL PAID IN CAPITAL

     Balance at beginning of period........................           $  54,167       $  54,167
                                                                      -------------   -------------
     Balance at end of period..............................           $  54,167       $  54,167
                                                                      -------------   -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Balance at beginning of period........................           $     319       $    (211)
     Change in unrealized gain (loss) on marketable
       securities..........................................                (137)            143
                                                                      -------------   -------------
     Balance at end of period..............................           $     182       $     (68)
                                                                      -------------   -------------

RETAINED EARNINGS

     Balance at beginning of period........................           $  41,914       $  34,067
     Net income (loss).....................................               3,631          (1,022)
     Dividends.............................................                (283)           (283)
                                                                      -------------   -------------
     Balance at end of period..............................           $  45,262       $  32,762
                                                                      -------------   -------------

TREASURY STOCK

     Balance at beginning of period........................           $  (1,234)      $  (5,657)
     Purchase of ordinary shares in treasury...............              (4,423)             --
                                                                      -------------   -------------
     Balance at end of period..............................           $  (5,651)      $  (5,657)
                                                                      -------------   -------------
     Total shareholders' equity............................           $  96,420       $  83,670
                                                                      =============   =============

    Dividends per share were $0.03 and $0.03 for the three months ended
                   March 31, 1999 and 2000, respectively

   See accompanying notes to unaudited consolidated financial statements.

                   STIRLING COOKE BROWN HOLDINGS LIMITED
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 2000
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                                         1999                    2000
                                                                                    ---------------         ---------------
OPERATING ACTIVITIES
Net income (loss)                                                                         $  3,631              $  (1,022)
Adjustments to reconcile net income to net cash used by operating activities:
       Depreciation and amortization of capital assets...........................              425                     405
       Amortization of goodwill..................................................              203                     215
       Amortization of marketable securities.....................................               14                      19
       Net realized (gains) losses on sale of marketable securities..............             (190)                     81
       Net gains on sale of capital assets.......................................              (38)                    (89)
Changes in non-cash operating assets and liabilities:
       Fiduciary funds...........................................................            2,239                  (9,940)
       Insurance and reinsurance balances receivable.............................          (97,569)                (27,502)
       Paid losses recoverable from reinsurers...................................           (4,589)                    856
       Outstanding losses recoverable from reinsurers............................          (13,002)                 (5,524)
       Deferred acquisition costs................................................              (21)                 (1,482)
       Deferred reinsurance premiums ceded.......................................              163                   2,407
       Other assets..............................................................              547                  (5,340)
       Income taxes receivable...................................................               --                    (169)
       Deferred tax asset........................................................           (1,210)                    123
       Assets related to deposit liabilities.....................................              108                    (357)
       Outstanding losses and loss expenses......................................           16,712                   8,040
       Unearned premiums.........................................................              165                   4,800
       Insurance and reinsurance balances payable................................           87,167                  26,902
       Funds withheld............................................................            2,267                     416
       Accounts payable and accrued liabilities..................................            1,635                     585
       Income taxes payable......................................................            1,323                      --
       Deferred income...........................................................
                                                                                              (447)                 (1,110)
       Deposit liabilities.......................................................
                                                                                              (108)                     357
                                                                                    --------------         ---------------
                                                                                    --------------         ---------------
           Net cash used by operating activities.................................                                  (7,329)
                                                                                              (575)

                                                                                    --------------         ---------------
INVESTING ACTIVITIES

       Purchase of capital assets................................................             (431)                   (528)
       Sale of capital assets....................................................
                                                                                                77                     217
       Purchase of debt securities...............................................
                                                                                           (14,511)                      --
       Purchase of equity securities.............................................
                                                                                            (1,000)                      --
       Purchase of short-term investments, net...................................            1,950                    (31)
       Proceeds on sale of debt securities.......................................
                                                                                             2,212                   1,222
       Proceeds on sale of equity securities.....................................
                                                                                                --                     171
       Purchase of subsidiaries, net of cash acquired............................                                       --
                                                                                              (735)

                                                                                    --------------         ---------------
           Cash (used) provided by investing activities..........................                                    1,051
                                                                                           (12,438)

                                                                                    --------------         ---------------
FINANCING ACTIVITIES

       Dividends.................................................................
                                                                                              (296)                   (283)
       Purchase of ordinary shares in treasury...................................                                       --
                                                                                            (4,423)

                                                                                    --------------         ---------------
           Cash used by investing activities.....................................
                                                                                            (4,706)                   (283)
                                                                                    --------------         ---------------
Decrease in cash and cash equivalents...........................................
                                                                                           (17,719)                 (6,561)
Cash and cash equivalents at beginning of period................................
                                                                                            68,165                  50,706
                                                                                    --------------         ---------------
Cash and cash equivalents at end of period......................................         $  50,446               $  44,145
                                                                                    ==============         ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Cash paid during the period for income taxes..............................        $     348                 $    --
                                                                                    ==============         ===============

                          See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1999 AND 2000
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)





1.   INTERIM ACCOUNTING POLICY

In the opinion of management of Stirling Cooke Brown Holdings ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and one non-recurring adjustment (see note 2), necessary to present fairly the financial position of the Company at December 31, 1999 and March 31, 2000, the results of operations for the three months ended March 31, 1999 and 2000 and the cash flows for the three months ended March 31, 1999 and 2000. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of what operating results may be for the full year.

2.   REPORTING ON THE COSTS OF STARTUP ACTIVITIES

During 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5. Reporting on the costs of start-up activities. The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the three months ended March 31, 1999 is approximately $307 (net of tax of $188).

3.   REVENUES AND NET INCOME (LOSS) BY SEGMENT


                                          SEGMENT REVENUES                 SEGMENT PRETAX INCOME (LOSS)
                                        FOR THE THREE MONTHS                   FOR THE THREE MONTHS

                                           ENDED MARCH 31,                        ENDED MARCH 31,
                                      1999           2000                   1999            2000
                                      ----           ----                   ----            ----
                                     (dollars in thousands)                 (dollars in thousands)

Brokerage                              $ 8,556      $ 3,487                  $ 3,807           $  683
Program business                         6,026        4,770                    (251)             (84)
Underwriting management                  1,699          839                    1,194              361
Insurance                                4,761        6,673                      405            (426)
Reinsurance                              1,923          279                    (392)            (613)
Other                                      586          355                     (48)            (887)
                                    ----------   ----------            -------------    -------------

     Total                            $ 23,551     $ 16,403                  $ 4,715          $ (966)
                                    ----------   ----------            -------------    -------------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's discussion and analysis of the results of operations of Stirling Cooke Brown Holdings Limited ("the Company") for the three months ended March 31, 1999 and 2000 and financial condition as of March 31, 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

GENERAL

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000.

REVENUES AND NET INCOME (LOSS)
------------------------------
                                           FOR THE THREE MONTHS

                                              ENDED MARCH 31,

                                              1999         2000
                                              ----         ----
                                          (dollars in thousands)

Revenues                                   $23,551       $16,403
Expenses                                    18,836        17,369
                                            ------        ------

Income (loss) before taxation                4,715         (966)
Taxation                                       777            56
                                             -----         -----
Net income (loss) before cumulative
     effect  of a change in accounting
     principle                               3,938       (1,022)
Cumulative effect of a change in
     accounting principle, net of tax
                                             (307)             -
                                             -----      --------

Net income (loss)                          $ 3,631      $(1,022)
                                           =======      ========


BASIC EPS

  Net income (loss) per Share              $  0.38      $ (0.11)
  Avg. no. of ordinary shares
      outstanding (000's)                    9,665         9,420


DILUTED EPS

  Net income (loss) per Share              $  0.38      $ (0.11)
 Avg. no. of ordinary shares
      outstanding (000's)                    9,665         9,420


Basic net loss per share was $0.11 in the first quarter of 2000 compared to basic income per share of $0.38 in the first quarter of 1999. Diluted net loss per share was $0.11 in the first quarter compared to diluted income per share of $0.38 in the first quarter of 1999.

Net loss for the first quarter of 2000 was $1,022 compared to net income for the first quarter of 1999 of $3,631. The results for the quarter continued to be affected by adverse factors which impacted the Company's results last year. The U.S. workers' compensation insurance market, in which the Company conducts most of its business, continued to be extremely competitive throughout the quarter, and the Company experienced significant pricing pressures in the market segments in which it operates. These difficult conditions resulted in reduced revenue and shrinkage in operating margins. The Company continued to incur costs pertaining to reinsurance-related disputes in which the Company is involved, including certain litigation. Results for the quarter also reflected additional costs relating to the restructuring and consolidation of the Company's operations.

Revenues of $16.4 million in the first quarter of 2000 represented a $7.2 million decrease compared to 1999 first quarter revenues of $23.6 million. The decline in revenues reflected the continuing competitive pressures caused by the soft market conditions in the markets in which the Company operates, which affected all the segments of the Company's operations. The reduction in brokerage revenues was also caused by significant changes in the market environment in which the segment operates. The decline in revenue was also the result of the decision taken in 1999 by the Company to cease underwriting new business in its Bermuda-based reinsurance subsidiary. Expenses of $17.4 million in the first quarter of 2000 decreased by $1.4 million from expenses of $18.8 million in the first quarter of 1999. The reduction of expenses reflects the cost savings that have resulted from the restructuring and a diminution in administrative expenses.

REVENUES AND NET INCOME BY SEGMENT
----------------------------------

                                          SEGMENT REVENUES                 SEGMENT PRETAX INCOME (LOSS)
                                        FOR THE THREE MONTHS                   FOR THE THREE MONTHS

                                           ENDED MARCH 31,                        ENDED MARCH 31,
                                      1999           2000                   1999            2000
                                      ----           ----                   ----            ----
                                     (dollars in thousands)                 (dollars in thousands)

Brokerage                              $ 8,556      $ 3,487                  $ 3,807           $  683
Program business                         6,026        4,770                    (251)             (84)
Underwriting management                  1,699          839                    1,194              361
Insurance                                4,761        6,673                      405            (426)
Reinsurance                              1,923          279                    (392)            (613)
Other                                      586          355                     (48)            (887)
                                    ----------   ----------            -------------    -------------

     Total                            $ 23,551     $ 16,403                  $ 4,715          $ (966)
                                    ----------   ----------            -------------    -------------

Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Revenues of $3.5 million in the first quarter of 2000 represented a decrease of $5.1 million from revenues of $8.6 million in the first quarter of 1999. Continued competitive conditions in the marketplace and significant changes in the overall market environment over the past year has led to this reduction in revenues for the brokerage operations. To meet this changed market environment, the Company began a program of restructuring of its brokerage operations during 1999.

The brokerage segment's profit of $0.7 million in the first quarter of 2000 represented a decrease of $3.1 million, or 81.6%, from segment profit of $3.8 million in the first quarter of 1999. The decrease in segment profits reflects the decrease in revenue which has been partially offset by a reduction in the segment's cost base.

Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $4.8 million in the first quarter of 2000 represented a decrease of $1.2 million, or 20.0%, from revenues of $6.0 million in the first quarter of 1999. The decrease in revenues during 2000 as compared to 1999 was due to a reduction in program business volume together with a reduction on fee margins due to the continued competitive environment in the U.S. workers' compensation insurance market. In addition, during 1999 and the first quarter of 2000 a number of reinsurers withdrew from the market, which led to cancellation of certain programs and contributed to increased pressure on the Company's fee margins. Although there is some indication of an increase in pricing in some states, the Company's fee margins continue to be under pressure.

The program business segment's loss of $0.1 million in the first quarter of 2000 represented an improvement of $0.2 million from segment loss of $0.3 million in the first quarter of 1999. The improvement in segment performance reflects the benefit of the cost savings arising from the restructuring of the program segment operations which began in 1999.

Underwriting Management
-----------------------

The Company's underwriting management segment comprises companies that primarily underwrite and administer reinsurance business on behalf of independent reinsurance companies. Revenues of $0.8 million in the first quarter of 2000 represented a decrease of $0.9 million from revenues of $1.7 million in the first quarter of 1999. This decrease in revenues during 2000 reflects the continuing competitive market conditions which have resulted in a significant reduction in business being underwritten.

Segment income of $0.4 million in the first quarter of 2000 represented a decrease of $0.8 million from segment profit of $1.2 million in the first quarter of 1999 reflecting the decrease in business being underwritten.

Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company. Revenues of $6.7 million in the first quarter of 2000 represented an increase of $1.9 million from revenues of $4.8 million in the first quarter of 1999. Net premiums earned increased to $5.5 million in 2000, which represented a $1.9 million increase from $3.6 million in 1999. Policy issuance fees increased to $1.0 million in 2000, which represented a $0.1 million increase from $0.9 million in 1999.

Market conditions in the workers' compensation insurance market in which Realm National writes the majority of its business continued to be extremely competitive during the quarter. In addition, cost-effective reinsurance capacity significantly diminished throughout 1999 and the first quarter of 2000. This has resulted in Realm National retaining a greater proportion of its business on some programs but has also led to the cancellation of certain other programs. While these competitive insurance and reinsurance market conditions continue, they are likely to restrict Realm National's ability to expand its existing book of business.

Segment loss of $0.4 million in the first quarter of 2000 represented a decrease of $0.8 million from segment profit of $0.4 million in the first quarter of 1999. The loss for the quarter reflects a decrease in underwriting profits together with an increase in operating expenses arising from certain restructuring costs incurred during the quarter.

Reinsurance
-----------

The Company's reinsurance segment consists of its reinsurance subsidiary, CIRCL. CIRCL primarily reinsures workers' compensation and property and general liability risks. Management determined in early 1999 to cease underwriting new programs in CIRCL. As a result, revenues for the first quarter of 2000 decreased accordingly. Revenues of $0.3 million in the first quarter of 2000 represent a decrease of $1.6 million from revenues of $1.9 million in the first quarter of 1999.

Segment loss of $0.6 million in the first quarter of 2000 represented a $0.2 million worsening from a segment loss of $0.4 million in the first quarter of 1999. The primary reason for the loss during the first quarter of 2000 was an increase in loss reserves against one particular program and an increase in provisions for uncollectible premiums.

Other
-----

Other includes primarily the Company's holding companies and other non-operating subsidiaries, as well as income earned from investments in non-consolidating affiliates. Revenues of $0.4 million in the first quarter of 2000 represented a decrease of $0.2 million from revenues of $0.6 million in the first quarter of 1999. Segment loss of $0.9 million in the first quarter of 2000, compared to $0.1 million in 1999, reflected increased operating costs incurred by the segment during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company held cash and marketable securities of $77.0 million, compared to $84.8 million at December 31, 1999. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $66.8 million at March 31, 2000, compared to $56.8 million at December 31, 1999. Of the $77.0 million of cash and marketable securities held by the Company at March 31, 2000 (December 31, 1999 - $84.8 million), $48.4 million (December 31, 1999 - $54.3 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At March 31, 2000, the Company's investment portfolio (at fair market value) totaled $32.9 million. The portfolio consisted primarily of U.S. Treasury bonds, short-term cash, equity securities and A-rated corporate debt securities.

During the three-month period ending March 31, 2000, the Company's operating activities used $7.3 million of net cash, compared to using $0.6 million of net cash during the corresponding three months of 1999. The cash used by operating activities varies according to the timing of collections and payments of insurance and reinsurance balances.

The increase of $27.5 million in insurance and reinsurance balances receivable during the first quarter of 2000, and the corresponding increase of $26.9 in insurance and reinsurance balances payable, primarily reflects the growth in client's claims and balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and underwriting management segment subsidiaries experienced a significant growth in client balances receivable and payable recorded at the end of the year, reflecting this accumulation of claims due by one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet.

On March 31, 2000 the Company paid a first quarter dividend of $0.03 per share to shareholders of record on March 17, 2000. The actual amount and timing of any future ordinary share dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

The Company used $4.4 million during the three-month period ended March 31, 1999 to repurchase 356,400 of its own shares on the open market.

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

Although there were no problems noted following December 31, 1999, there can be no assurance that the systems of first parties, such as utility companies, regulatory bodies, government entities, insurance-related companies or insurance carriers on which the Company's operations rely, will continue to be immune to post-year-end Year 2000 problems that would have a material adverse effect on the Company's operating results. However, management believes that ongoing communication with and assessment of first parties will minimize these risks.

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

NOTE ON FORWARD-LOOKING STATEMENTS
----------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q, or any oral or written statements made by or on behalf of the Company, may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Odyssey has filed a notice of appeal of the District Court's dismissal order as to one of the Company's Bermuda subsidiaries and certain other parties. However, the Company believes that the appeal insofar as the Company's subsidiary is concerned is without merit and ultimately will be dismissed as to the subsidiary.

Odyssey, which changed its name to Sphere Drake Insurance Limited ("Sphere Drake") during 1999, caused proceedings to be issued in the London Commercial Courts (equivalent to a civil complaint in U.S. jurisdictions) against two of the Company's U.K. subsidiaries, two former officers of those subsidiaries, and others on February 29, 2000. Neither the Company nor any of its U.S. or Bermuda subsidiaries is named in the action. Sphere Drake alleges, in substance, that each and every contract placed with it through its underwriting agent by the Company's U.K. broker subsidiary was commercially unreasonable. Sphere Drake further alleges that this was obvious to the broker and that, accordingly, the London Commercial Court should infer a conspiracy between the broker and the underwriting agent to defraud Sphere Drake, thereby allowing it to treat as void from the outset all of the inwards reinsurance contracts placed through its underwriting agent by the Company's broker subsidiary.

It is the opinion of management that the claims described in Sphere Drake's action are without merit and the case will be defended vigorously.

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

In addition, the Company's reinsurance subsidiary is party to one of the LMX arbitrations. This particular arbitration has been dormant for some time, and the Company expects it to be terminated shortly.

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

During 1998 and 1999 certain of the reinsurers and reinsureds that are parties to the arbitrations described above issued proceedings in the English courts against one or more of the Company's brokerage subsidiaries and one underwriting management subsidiary, apparently for the primary purpose of tolling the statute of limitations pending the outcome of the arbitration. In one proceeding against the same subsidiaries, three former officers of the subsidiaries were also named. In none of these proceedings did the complainant specify an amount of damages sought. If one or more reinsurers succeed in avoiding its contracts in the pending arbitrations, it is possible that ceding insurers' clients on whose behalf the Company's broker subsidiaries placed the reinsurance, may seek to pursue a claim for indemnification or other claims against one or more of those subsidiaries. Similarly, if one or more of the reinsurers fail to avoid its contracts in the pending arbitrations, it also is possible that those reinsurers may seek to pursue some type of claim against one or more of those subsidiaries.

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

All U.K. judicial proceedings against the Company's subsidiaries relating to these matters have been stayed or held in abeyance pursuant to standstill agreements or court order, except for one proceeding where the subsidiaries have been informed that the proceeding will be withdrawn In addition, one ceding insurer client gave notice of termination of its standstill agreements with two of the Company's subsidiaries. However, the client has recently requested that the standstill agreement be reinstated.

One of the arbitration awards referenced above allowed a reinsurer to avoid its reinsurance contracts with a Lloyd's syndicate. According to reports in the London press, that award may have caused the syndicate's liabilities to increase beyond the financial resources available to it and its Names, requiring the syndicate to avail itself of the Lloyd's Central Fund. Thereafter, Lloyd's initiated an investigation of that syndicate and all "market participants," including the Company's U.K. subsidiaries. The Company is uncertain whether the investigation remains active or, if active, when it will be completed.

The Company understands that substantial progress has been and continues to be made by various market participants in settling ongoing reinsurance disputes, including many of the market participants that are parties to the arbitrations and other proceedings described above.

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

Although no assurances can be given as to the effect on the Company of the various disputes in the workers' compensation reinsurance market, or related arbitrations, the Company believes, based on the information presently available to it, that any such effect should not have a material adverse effect on the Company's financial condition.

(d) The Company is subject to other litigation and arbitration in the ordinary course of its business. While any of these proceedings contains an element of uncertainty, management presently believes the outcome of these currently pending proceedings will not have a material adverse effect on the Company's financial condition.

ITEM 5    OTHER INFORMATION

          Mr. James Lawless, IV was appointed Senior Vice President, General Counsel and Secretary of the Company in March, 2000.

          Mr. Hadley C. Ford was appointed as a director of the Company in March, 2000.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                  Exhibit No.       Description
                  ----------        -----------

                     11.            Statement of Computation of Net Income
                                    Per Ordinary Share

                     99.            Forward Looking Information

          (b)   Reports on Form 8-K

                None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2000


                           STIRLING COOKE BROWN HOLDINGS LIMITED

                           BY: /s/ George W. Jones
                              --------------------------------

                           George W. Jones

                           CHIEF FINANCIAL OFFICER AND DIRECTOR


                                                                     EXHIBIT 11

                   STIRLING COOKE BROWN HOLDINGS LIMITED

      STATEMENT OF COMPUTATION OF NET INCOME (LOSS) PER ORDINARY SHARE

  (Expressed in thousands of United States Dollars, except per share data)


                                                                            As of or for the three
                                                                            months ended March 31,
                                                                              1999         2000
                                                                           ---------     ---------

           Net income (loss)....................................           $   3,631     $  (1,022)
                                                                           =========     =========

           BASIC
           Number of shares:

           Weighted average number of ordinary shares
             outstanding........................................

                                                                           9,863,372     9,863,372
           Weighted average treasury shares held................            (195,508)     (443,400)
                                                                           ---------     ---------
                                                                           9,664,864     9,419,972
                                                                           =========     =========
           Net income (loss) per share..........................           $    0.38     $   (0.11)
                                                                           =========     =========
           DILUTED
           Number of shares:

           Weighted average number of ordinary shares outstanding.

                                                                           9,863,372     9,863,372
           Weighted average treasury shares held................            (195,508)     (443,400)
                                                                           ---------     ---------

                                                                           9,664,864     9,419,972
                                                                           =========     =========
           Net income (loss) per share assuming dilution........           $    0.38     $   (0.11)
                                                                           =========     =========

                                                                EXHIBIT 99

                  EXHIBIT 99--FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company's Form l0-K for the year ended December 31, 1999, the Company's 1999 Annual Report to Shareholders, any Form 10-Q or Form 8-K of the Company, or any other oral or written statements made by or on behalf of the Company, may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates,"
"expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The actual results of the Company may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include but are not limited to, (a) the general political, economic and competitive conditions, including developments in e-commerce, in the United States, Bermuda and the United Kingdom, and other markets where the Company operates; (b) changes in capital availability or costs, such as changes in interest rates; (c) market perceptions of the Company and the industry in which the Company operates, or security or insurance ratings; (d) government regulation; (e) authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission, (f) the outcome of legal proceedings, and the factors set forth below.

COMPETITION; CYCLICALITY OF INSURANCE AND REINSURANCE BUSINESSES

The business of providing risk management services and products to the workers' compensation and property and casualty insurance markets is highly competitive. The Company competes with other providers of alternative market services (including domestic and foreign insurance companies, reinsurers, insurance brokers, captive insurance companies, rent-a-captives, self-insurance plans, risk retention groups, state funds, assigned risk pools and other risk-financing mechanisms) and with providers of traditional insurance coverage. Many of the Company's competitors have significantly greater financial resources, longer operating histories, and better financial or insurance ratings and offer a broader line of insurance products than the Company.

Factors affecting the traditional insurance and reinsurance industry influence the environment for alternative risk management services and products. Insurance market conditions historically have been subject to cyclicality and volatility due to premium rate competition, judicial trends, changes in the investment and interest rate environment, regulation and general economic conditions, causing many insurance buyers to search for more stable alternatives. The traditional insurance and reinsurance industry is in a protracted period of significant price competition, due in part to excess capacity in most lines of business. While some form of workers' compensation insurance is a statutory requirement in most states, the choices exercised by employers in response to the underwriting cycle in traditional insurance and reinsurance markets have had and will continue to have a material effect on the Company's results of operations. Although most of the Company's revenues are derived from fees and commissions rather than underwriting activities, a substantial portion of the Company's fees are calculated as a percentage of premium volume, and therefore the Company's fee revenues are directly and adversely affected by highly competitive market conditions. Additionally, changes in risk retention patterns by purchasers of insurance and reinsurance products could have an adverse effect upon the Company.

DEPENDENCE ON RELATIONSHIPS WITH INDEPENDENT PRIMARY INSURANCE CARRIER

The Company's  Managing  General  Agencies  market  insurance  products and programs developed by the Company on behalf of insurers. The primary insurer is Clarendon National Insurance Company and its affiliates ("Clarendon"). In addition, the Company's insurance brokering and reinsurance brokering operations, Managing General Underwriters, and claims and loss control servicing operations provide additional business and services to Clarendon in respect of these products and other insurance and reinsurance policies. In 1999, fees received from Clarendon accounted for approximately 39% of the Company's total revenues. Historically, the Company has had a good relationship with Clarendon. There can be no assurance, however, that Clarendon will not institute changes which affect their relationships with the Company. Any adverse change or disruption of Clarendon's business could disrupt the Company's business and could have a material adverse effect on the Company's results of operations and financial condition.

REINSURANCE CONSIDERATIONS; AVAILABILITY AND COSTS; CREDIT RISKS

The Company relies upon the use of reinsurance agreements in its various programs to limit and manage the amount of risk retained by the Company or its customers, including insurance companies. The availability and cost of reinsurance may vary over time and is subject to prevailing market conditions. In particular during 1999, the insurance marketplace in which the Company primarily operates was subject to considerable disruption, which led to a number of reinsurers leaving the market. The full effect of this change in the marketplace for the current and future years is still to be determined. A lack of available reinsurance coverage could limit the Company's ability to continue certain of its insurance programs. In respect of the Company's own insurance operations, the lack of available reinsurance or increases in the cost of reinsurance could also increase the amount of risk retained by the Company. In addition, while the Company seeks to obtain reinsurance with coverage limits intended to be appropriate for the risk exposures assumed, there can be no assurance that losses experienced by the Company will be within the coverage limits of the Company's reinsurance agreements.

The Company is also subject to credit risk as a result of its reinsurance arrangements, as the Company is not relieved of its liability to policyholders by ceding risk to its reinsurers. The Company is selective in regard to its reinsurers, placing reinsurance with only those reinsurers that it believes have strong balance sheets. The Company monitors the financial strength of its reinsurers on an ongoing basis. The insolvency, inability, or unwillingness of any of the reinsurers used by the Company to meet its obligations could have a material adverse effect on the results of operations and financial position of the Company. This issue has become increasingly significant during recent years as a result of the increase in the number of reinsurers who are unwilling to meet their contractual obligations due to unfavorable results. No assurance can be given regarding the future ability or willingness of the Company's reinsurers to meet their obligations. Further, the establishment of provisions against reinsurance balances receivable is an inherently uncertain process and there can be no assurance that the ultimate provision will not materially increase or decrease. Although the Company has no reason to believe that its provision against reinsurance balances receivable are inadequate, the Company may need to revise the provision significantly depending on future information or events. In the event of such an increase or decrease, the amount would be reflected in the Company's income statement in the period in which the provision was adjusted.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a substantial extent on the ability and experience of its executive officers and middle management personnel. The loss of the services of one or more such persons could have a material adverse effect on the business of the Company and its future operations.

POSSIBLE REVISIONS TO LOSS RESERVES

To the extent its activities involve any retention of risk of loss, the Company maintains loss reserves to cover its estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. Reserves are estimates involving actuarial and statistical projections at a given time of what the Company expects to be the cost of the ultimate settlement and administration of claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation. To the extent that reserves prove to be inadequate in the future, the Company would have to increase such reserves and incur a charge to earnings in the period such reserves are increased, which could have a material adverse effect on the Company's results of operations and financial condition. The establishment of appropriate reserves is an inherently uncertain process and there can be no assurance that ultimate losses will not materially exceed the Company's loss reserves. The Company has limited historical claim loss experience to serve as a reliable basis for the estimation of ultimate claim losses. Although the Company has no reason to believe that its loss reserves are inadequate, it is possible that the Company will need to revise the estimate of claim losses significantly depending on future information or events. In the event of such an increase, the amount, net of associated reinsurance recoveries, would be reflected in the Company's income statement in the period in which the reserves were increased.

ADVERSE EFFECT OF LEGISLATION AND REGULATORY ACTIONS

The Company conducts business in a number of states and foreign countries. Certain of the Company's subsidiaries are subject to regulation and supervision by government agencies in the states and foreign jurisdictions in which they do business. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of shareholders. The laws of the various state jurisdictions establish supervisory agendas with broad administrative powers with respect to, among other things, licensing to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time-to-time created state insurance funds and assigned risk pools which compete directly, on a subsidized basis, with private providers such as the Company. Any such event, in a state in which the Company has substantial operations, could substantially affect the profitability of the Company's operations in such state, or cause the Company to change its marketing focus.

State insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations. It is impossible to predict the future impact of potential state, federal and foreign country regulations on the Company's operations, and there can be no assurance that future insurance-related laws and regulations, or the interpretation thereof, will not have an adverse effect on the operations of the Company's business.

In addition, the United States Congress enacted new legislation during 1999 that now allows banks and insurance companies to affiliate with one another. This legislation, the "Financial Services Modernization Act of 1999" (also known as the "Gramm-Leach-Bliley Act") allows mergers of banks and insurers that previously had been prohibited by U.S. federal law. The new legislation is expected to facilitate mergers between banks and insurers, thereby contributing to consolidation of the insurance industry and increased competition in the broader financial services industry. There can be no assurance that such competition will not have an adverse effect on the operation of the Company's business over time.

POSSIBLE ADVERSE IMPACT OF LICENSING PROCESS ON REALM NATIONAL

The Company is in the process of seeking the regulatory approvals necessary to expand Realm National Insurance Company's ("Realm National") licenses in substantially all of the remaining 50 states and the District of Columbia in which it is not currently licensed. The Company expects that as Realm National receives such approvals and licenses, the revenues to be generated by Realm National and its integration into the Company's existing businesses could become an increasingly more important component of the Company's future earnings growth. However, no assurance can be given that Realm National will receive such approvals and licenses, when such approvals and licenses will be granted, or the extent to which Realm National will generate revenues and earnings. A state may require as part of its licensing process that the insurer or its management have a certain period of experience (typically one to three years) in the lines of business for which a license is being sought. Although the Company's management has been involved in offering workers' compensation products and services for many years, Realm National's own experience in this line of business began for all material purposes after Realm National's acquisition by the Company in September 1996. Therefore, some states may determine that Realm National does not have the requisite experience to meet this requirement. In the absence of such experience, the insurance regulatory authority may delay issuing a license until such time as the experience is obtained. The failure to receive, or a delay in receiving, one or more of such approvals and licenses could have a material adverse impact on Realm National's ability to generate future earnings growth for the Company.

TAXATION OF THE COMPANY AND CERTAIN OF ITS SUBSIDIARIES

The Company and certain of its subsidiaries are incorporated outside the United States and, as foreign corporations, do not file United States tax returns. These entities believe that they operate in such a manner that they will not be subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources) because they do not engage in business in the United States. There can be no assurance, however, that these entities will not become subject to U.S. tax because U.S. law does not provide definitive guidance as to the circumstances in which they would be considered to be doing business in the United States. If such entities are deemed to be engaged in business in the United States (and, if the Company were to qualify for benefits under the income tax treaty between the United States and Bermuda or the United States and the United Kingdom, such business would be attributable to a "permanent" establishment in the United States), the Company would be subject to U.S. tax at regular corporate rates on its income that is effectively connected with its U.S. business plus an additional 30% "branch profits" tax on income remaining after the regular tax.

INTEREST RATE FLUCTUATIONS

The  Company  maintains  most  of its  cash  in  the  form  of  short-term, fixed-income securities, the value of which is subject to fluctuation depending on changes in prevailing interest rates. The Company generally does not hedge its cash investments against interest rate risk. Accordingly, changes in interest rates may result in fluctuations in the income derived from the Company's cash investments.