Form 10-Q
period 2000-06-30
STIRLING COOKE BROWN HOLDINGS LTD
filed 2000-08-11
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

(Mark One)

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For the period ended June 30, 2000

                                     OR

        | |
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

                  YES      |X|               NO      |_|

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of June 30, 2000 was 9,419,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----

ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets at December 31, 1999
         and June 30, 2000............................................    1

         Unaudited Consolidated Statements of Income (Loss) and
         Comprehensive Income (Loss) for the three-month and
         six-month periods ended June 30, 1999 and 2000...............    2

         Unaudited Consolidated Statements of Changes in Shareholders' Equity for the Three-month and six-month periods ended
         June 30, 1999 and 2000.......................................    3

         Unaudited Consolidated Statements of Cash Flows for the
         Six-month periods ended June 30, 1999 and 2000...............    4

         Notes to Unaudited Consolidated Financial Statements at
         June 30, 1999 and 2000.......................................    5

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..........................    7

                        PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS........................................       13

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......       15

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K............................    16

         SIGNATURES..................................................    17

                                  EXHIBITS

Exhibit 11 - Statement of Computation of Net Income Per Ordinary Share
Exhibit 99 - Forward Looking Information


                   STIRLING COOKE BROWN HOLDINGS LIMITED

                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1999 AND JUNE 30, 2000
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS,
                           EXCEPT PER-SHARE DATA)

                                                                                              1999            2000
                                                                                           -----------     -----------
                                         ASSETS
                                         ------

Marketable securities, at fair value
         Debt securities (amortized cost, 1999 - $29,555, 2000 - $27,276)............  $     28,802    $     26,520
         Equity securities (cost, 1999 - $3,340, 2000 - $5,109).......................        4,051           6,167
         Short-term investments (amortized cost, 1999 - $1,256, 2000 - $1,496)........        1,256           1,496
                                                                                       ------------    ------------
Total marketable securities...........................................................       34,109          34,183
Cash and cash equivalents.............................................................       50,706          48,503
Fiduciary funds-restricted............................................................       56,829          48,423
Insurance and reinsurance balances receivable.........................................      734,868         820,697
Paid losses recoverable from reinsurers...............................................       13,293          17,483
Outstanding losses recoverable from reinsurers........................................       73,267          81,442
Deferred acquisition costs............................................................        1,745           3,160
Deferred reinsurance premiums ceded...................................................       16,144          16,735
Deferred tax asset....................................................................        3,315           2,906
Goodwill..............................................................................        8,664           8,234
Other assets..........................................................................       12,352          12,238
Income taxes receivable...............................................................        2,600           3,264
Assets related to deposit liabilities.................................................        3,517           3,730
                                                                                       ------------    ------------
         Total assets................................................................. $  1,011,409    $  1,100,998
                                                                                       ============    ============

                                 LIABILITIES
                                 -----------

Outstanding losses and loss expenses.................................................. $     93,135    $    105,232
Unearned premiums.....................................................................       20,959          26,770
Deferred income.......................................................................        4,695           3,571
Insurance and reinsurance balances payable............................................      774,888         853,221
Funds withheld........................................................................        9,580           6,679
Accounts payable and accrued liabilities..............................................       19,803          20,531
Deposit liabilities...................................................................        3,517           3,730
                                                                                       ------------    ------------
         Total liabilities............................................................ $    926,577    $  1,019,734
                                                                                       ------------    ------------

Contingencies (Part II - Item 1 - Legal Proceedings)


                                SHAREHOLDERS' EQUITY
                                --------------------



Share Capital

         Authorized 20,000,000 ordinary shares of par value $0.25 each
         Issued and fully paid 9,863,372 ordinary shares..............................       2,466            2,466
Additional paid in capital............................................................      54,167           54,167
Accumulated other comprehensive income (loss).........................................       (211)               14
Retained earnings.....................................................................      34,067           30,274
                                                                                       ------------    ------------
                                                                                            90,502           86,921
Less: Ordinary shares in treasury (1999 - 443,400, 2000 - 443,400) at cost............      (5,657)         (5,657)
                                                                                       ------------    ------------
         Total shareholders' equity...................................................      84,832           81,264
                                                                                       ------------    ------------
         Total liabilities and shareholders' equity................................... $ 1,011,409     $  1,100,998
                                                                                       ===========-    ============

                       See accompanying notes to unaudited consolidated financial statements


                   STIRLING COOKE BROWN HOLDINGS LIMITED
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      AND COMPREHENSIVE INCOME (LOSS)

                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
           1999 AND 2000 (EXPRESSED IN THOUSANDS OF UNITED STATES
                      DOLLARS, EXCEPT PER SHARE DATA)

                                                                  Three Months                   Six Months
                                                                  ended June 30                ended June 30
                                                                 1999       2000              1999       2000
                                                                ------     ------            ------     ------
Revenues

     Risk management fees...........................          $  16,377   $   7,151         $  32,541  $  16,558
     Net premiums earned............................              2,455       1,618             7,779      7,195
     Net investment income..........................              1,976       1,714             3,939      3,132
     Other losses...................................               (188)        (18)              (88)       (17)
                                                              ----------  ----------        ---------- ----------

         Total revenues.............................             20,620      10,465            44,171     26,868
                                                              ----------  ----------        ---------- ----------
Expenses
     Net losses and loss expenses incurred..........              1,792       2,164             6,029      7,028
     Acquisition costs..............................                768         713             2,058      1,987
     Depreciation and amortization of capital assets                426         407               851        812
     Amortization of goodwill.......................                214         215               417        430
     Salaries and benefits..........................              6,546       5,198            12,681     10,925
     Other operating expenses.......................              9,520       5,097            16,066      9,981
                                                              ----------  ----------        ---------- ----------

         Total expenses.............................             19,266      13,794            38,102     31,163
                                                              ----------  ----------        ---------- ----------

Income (loss) before taxation.......................              1,354      (3,329)            6,069     (4,295)
Taxation............................................                376      (1,123)            1,153     (1,067)
                                                              ----------  ----------        ---------- ----------

Net income (loss) before cumulative effect of
     a change in accounting principle...............                978      (2,206)            4,916     (3,228)
Cumulative effect of a change in accounting
     principle, net of tax (note 2) ................                  -           -              (307)         -
                                                              ----------  ---------         ---------  ---------

Net income (loss)...................................          $     978   $  (2,206)        $   4,609  $  (3,228)
                                                              ----------  ---------         ---------  ---------

Other comprehensive income (loss), net of tax:
     Unrealized holding gains (losses) arising
     during the period..............................               (451)         82              (398)       175
     Less: reclassification adjustments for realized
     (gains) losses included in net income..........                102           -               (88)        50
                                                              ----------  ---------         ---------  ---------
     Other comprehensive income (loss)..............               (349)         82              (486)       225
                                                              ----------  ---------         ---------  ---------
     Comprehensive income (loss)....................          $     629   $  (2,124)        $   4,123  $  (3,003)
                                                              ==========  =========         =========  =========

Net income (loss) per share.........................          $    0.10   $   (0.23)        $    0.48  $   (0.34)
                                                              ==========  =========         =========  =========
Net income (loss) per share assuming dilution.......          $    0.10   $   (0.23)        $    0.48  $   (0.34)
                                                              ==========  =========         =========  =========
Dividends per share.................................          $    0.03   $    0.03         $    0.06  $    0.06
                                                              ==========  =========         =========  =========

    See accompanying notes to unaudited consolidated financial statements


                   STIRLING COOKE BROWN HOLDINGS LIMITED

    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
           1999 AND 2000 (EXPRESSED IN THOUSANDS OF UNITED STATES
                      DOLLARS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JUNE  30                     JUNE 30
                                                                   1999         2000            1999         2000
                                                                  ------       ------          ------       ------
ORDINARY SHARES OF PAR VALUE $0.25 EACH

     Balance at beginning of period....................         $     2,466  $     2,466     $     2,466  $     2,466
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $     2,466  $     2,466     $     2,466  $     2,466
                                                                -----------  -----------     -----------  -----------
ADDITIONAL PAID IN CAPITAL

     Balance at beginning of period....................         $    54,167  $    54,167     $    54,167  $    54,167
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $    54,167  $    54,167     $    54,167  $    54,167

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Balance at beginning of period....................         $       182  $       (68)    $       319  $      (211)
     Change in unrealized gain (loss) on marketable
       securities......................................                (349)          82            (486)         225
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $      (167) $        14     $      (167) $        14
                                                                -----------  -----------     -----------  -----------
RETAINED EARNINGS

     Balance at beginning of period....................         $    45,262  $    32,762     $    41,914  $    34,067
     Net income (loss).................................                 978       (2,206)          4,609       (3,228)
     Dividends.........................................                (283)        (282)           (566)        (565)
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $    45,957  $    30,274     $    45,957  $    30,274
                                                                -----------  -----------     -----------  -----------
TREASURY STOCK

     Balance at beginning of period....................         $    (5,657) $    (5,657)    $    (1,234) $    (5,657)
     Purchase of ordinary shares in treasury...........                  --           --          (4,423)          --
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $    (5,657) $    (5,657)    $    (5,657) $    (5,657)
                                                                -----------  -----------     -----------  -----------
     Total shareholders' equity........................         $    96,766  $    81,264     $    96,766  $    81,264
                                                                ===========  ===========     ===========  ===========

Dividends per share were  $0.03 and $0.03 for the three  months  ended June
   30, 1999 and 2000, respectively, and $0.06 and $0.06 for the six months ended June 30, 1999 and 2000 respectively.



   See accompanying notes to unaudited consolidated financial statements.


                                          STIRLING COOKE BROWN HOLDINGS LIMITED
                                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                                         1999                    2000
                                                                                    ---------------         ---------------

OPERATING ACTIVITIES
Net income (loss)                                                                         $  4,609              $  (3,228)
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
       Depreciation and amortization of capital assets...........................              851                     812
       Amortization of goodwill..................................................              417                     430
       Amortization of marketable securities.....................................               57                      37
       Net realized (gains) losses on sale of marketable securities..............             (54)                      81
       Net gains on sale of capital assets.......................................             (35)                   (103)
       Writedown of affiliates...................................................              240                       -
Changes in non cash operating assets and liabilities:
       Fiduciary funds...........................................................              170                   8,406
       Insurance and reinsurance balances receivable.............................        (146,859)                (85,829)
       Paid losses recoverable from reinsurers...................................          (7,340)                 (4,190)
       Outstanding losses recoverable from reinsurers............................         (14,553)                 (8,175)
       Deferred acquisition costs................................................             504                  (1,415)
       Deferred reinsurance premiums ceded.......................................             120                    (591)
       Other assets..............................................................            (479)                   (212)
       Income taxes receivable...................................................                -                   (664)
       Deferred tax asset........................................................          (1,781)                     293
       Assets related to deposit liabilities.....................................             (57)                   (213)
       Outstanding losses and loss expenses......................................           17,571                  12,097
       Unearned premiums.........................................................            (770)                   5,810
       Insurance and reinsurance balances payable................................          134,386                  78,333
       Funds withheld............................................................            3,285                 (2,901)
       Accounts payable and accrued liabilities..................................            3,598                     729
       Income taxes payable......................................................            1,731                       -
       Deferred income...........................................................          (1,015)                 (1,125)
       Deposit liabilities.......................................................               57                     213
                                                                                    ---------------         ---------------
           Net cash used by operating activities.................................          (5,347)                 (1,405)
                                                                                    ---------------         ---------------
INVESTING ACTIVITIES
       Purchase of capital assets................................................            (674)                   (668)
       Sale of capital assets....................................................              89                     285
       Purchase of debt securities...............................................         (19,581)                    (25)
       Purchase of equity securities.............................................          (2,701)                 (2,088)
       Purchase of short-term investments, net...................................            8,537                   (240)
       Proceeds on sale of debt securities.......................................            2,737                   2,244
       Proceeds on sale of equity securities.....................................            1,575                     259
       Purchase of subsidiaries, net of cash acquired............................            (735)                       -
                                                                                    ---------------         ---------------
           Cash used by investing activities.....................................         (10,753)                    (233)
                                                                                    ---------------         ---------------
FINANCING ACTIVITIES
       Dividends.................................................................            (566)                   (565)
       Purchase of ordinary shares in treasury...................................          (4,423)                       -
                                                                                    ---------------         ---------------
           Cash used by investing activities.....................................          (4,989)                   (565)
                                                                                    ---------------         ---------------
Decrease in cash and cash equivalents...........................................          (21,089)                 (2,203)
Cash and cash equivalents at beginning of period................................           68,165                  50,706
                                                                                    ---------------          --------------
Cash and cash equivalents at end of period......................................        $  47,076               $  48,503
                                                                                    ===============         ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid (received) during the period for income taxes...................          $   820                $  (398)
                                                                                    ===============         ===============

                          See accompanying notes to unaudited consolidated financial statements


                   STIRLING COOKE BROWN HOLDINGS LIMITED
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1999 AND 2000
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)





1.       INTERIM ACCOUNTING POLICY

In the opinion of management of Stirling Cooke Brown Holdings ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and one non-recurring adjustment (see note 2), necessary to present fairly the financial position of the Company at December 31, 1999 and June 30, 2000, the results of operations for the three months and six months ended June 30, 1999 and 2000 and the cash flows for the six months ended June 30, 1999 and 2000. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of what operating results may be for the full year.

2.       REPORTING ON THE COSTS OF STARTUP ACTIVITIES

During 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the costs of start-up activities. The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the three months and six months ended June 30, 1999 is approximately $Nil and $307 (net of tax of $188) respectively.


3.       REVENUES AND NET INCOME (LOSS) BY SEGMENT

   SEGMENT REVENUES                     FOR THE THREE MONTHS                  FOR THE SIX MONTHS
   ----------------                        ENDED JUNE 30                        ENDED JUNE 30
                                       1999          2000                   1999           2000
                                       ----          ----                   ----           ----
                                     (dollars in thousands)               (dollars in thousands)

Brokerage                               $9,991       $3,052               $18,547          $6,539
Program business                         5,733        3,983                11,759           8,753
Underwriting management                    633          273                 2,332           1,112
Insurance                                2,196        2,468                 6,957           9,141
Reinsurance                              1,153          192                 3,076             471
Other                                      914          497                 1,500             852
                                     ---------     --------               -------         -------

     Total                             $20,620      $10,465               $44,171         $26,868
                                     ---------     --------               -------         -------


   SEGMENT PRETAX INCOME               FOR THE THREE MONTHS                  FOR THE SIX MONTHS
   ----------------------------           ENDED JUNE 30                        ENDED JUNE 30
   (LOSS)
   ------                              1999          2000                   1999           2000
                                       ----          ----                   ----           ----
                                     (dollars in thousands)               (dollars in thousands)

Brokerage                              $2,742         $497                $6,549          $1,180
Program business                        (490)      (1,198)                 (741)         (1,282)
Underwriting management                    58        (368)                 1,252             (7)
Insurance                                  18      (1,262)                   423         (1,688)
Reinsurance                              (82)         (49)                 (474)           (662)
Other                                   (892)        (949)                 (940)         (1,836)
                                    ---------    ---------             ---------    ------------

     Total                             $1,354     ($3,329)                $6,069        ($4,295)
                                    ---------    ---------             ---------    ------------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of the results of operations of Stirling Cooke Brown Holdings Limited ("the Company") for the three months and six months ended June 30, 1999 and 2000 and financial condition as of June 30, 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000.

REVENUES AND NET INCOME (LOSS)
------------------------------

                                           FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                               ENDED JUNE 30               ENDED JUNE 30

                                              1999         2000           1999         2000
                                              ----         ----           ----         ----
                                          (dollars in thousands)       (dollars in thousands)

Revenues                                   $20,620       $10,465       $44,171       $26,868
Expenses                                    19,266        13,794        38,102        31,163
                                            ------        ------        ------        ------

Income (loss) before taxation                1,354       (3,329)         6,069       (4,295)
Taxation                                       376       (1,123)         1,153       (1,067)
                                            ------       ------          -----       -------
Net income (loss) before cumulative
   effect of a change in accounting
   principle                                   978       (2,206)         4,916       (3,228)
Cumulative effect of a change in
     accounting principle, net of tax            -            -          (307)            -
                                            ------       ------         ------        ------

Net income (loss)                            $ 978     $ (2,206)       $ 4,609     $ (3,228)
                                             =====     =========       =======     =========


BASIC EPS
  Net income (loss) per Share               $ 0.10      $ (0.23)       $  0.48      $ (0.34)
  Avg. no. of ordinary shares
      outstanding (000's)                    9,420         9,420         9,542         9,420


DILUTED EPS
  Net income (loss) per Share               $ 0.10      $ (0.23)       $  0.48      $ (0.34)
 Avg. no. of ordinary shares
      outstanding (000's)                    9,420         9,420         9,542         9,420


Basic and diluted net loss per share was $0.23 in the second quarter and $0.34 in the first six months of 2000 compared to basic and diluted net income per share of $0.10 in the second quarter and $0.48 in the first six months of 2000.

Net loss was $2,206 for the second quarter and $3,228 for the first six months of 2000 compared to net income of $978 for the second quarter and $4,609 for the first six months of 1999. The U.S. workers' compensation insurance market, in which the Company conducts most of its business, continued to be extremely competitive throughout the quarter, and the Company continued to experience significant pricing pressures in the market segments in which it operates. These difficult conditions resulted in reduced revenue and a shrinkage in operating margins. The losses for the second quarter and first six months of 2000 also reflect continued costs incurred pertaining to reinsurance-related disputes in which the Company is involved, including certain litigation, and additional costs relating to the restructuring and consolidation of the Company's operations. The results for the second quarter and first six months of 2000 were also adversely affected by underwriting losses incurred by the Company's U.S.-based insurance carrier.

Revenues were $10.5 million in the second quarter and $26.9 million in the first six months of 2000 as compared to revenues of $20.6 million in the second quarter and $44.2 million in the first six months of 1999. The decline in revenues reflected the continuing competitive pressures caused by the soft market conditions in the markets in which the Company operates, which affected all the segments of the Company's operations. These continuing soft market conditions led to a reduction in premium volume being written as the Company sought to protect the underwriting performance of its programs. Brokerage revenues decreased substantially reflecting significant changes in the market environment in which this segment operates. The decline in revenue was also the result of the decision taken in 1999 by the Company to cease underwriting new business in its Bermuda-based reinsurance subsidiary.

REVENUES AND NET INCOME (LOSS) BY SEGMENT

   SEGMENT REVENUES                     FOR THE THREE MONTHS                  FOR THE SIX MONTHS
   ----------------                         ENDED JUNE 30                        ENDED JUNE 30
                                       1999          2000                  1999        2000
                                       ----          ----                  ----        ----
                                     (dollars in thousands)               (dollars in thousands)
Brokerage                               $9,991       $3,052               $18,547          $6,539
Program business                         5,733        3,983                11,759           8,753
Underwriting management                    633          273                 2,332           1,112
Insurance                                2,196        2,468                 6,957           9,141
Reinsurance                              1,153          192                 3,076             471
Other                                      914          497                 1,500             852
                                    ----------     --------             ---------         -------

     Total                             $20,620      $10,465               $44,171         $26,868
                                    ----------   ----------            ----------   -------------


   SEGMENT PRETAX INCOME (LOSS)          FOR THE THREE MONTHS                  FOR THE SIX MONTHS
   ----------------------------             ENDED JUNE 30                        ENDED JUNE 30
                                         1999          2000                  1999              2000
                                         ----          ----                  ----              ----
                                     (dollars in thousands)               (dollars in thousands)

Brokerage                              $2,742         $497                $6,549          $1,180
Program business                        (490)      (1,198)                 (741)         (1,282)
Underwriting management                    58        (368)                 1,252             (7)
Insurance                                  18      (1,262)                   423         (1,688)
Reinsurance                              (82)         (49)                 (474)           (662)
Other                                   (892)        (949)                 (940)         (1,836)
                                    ---------    ---------             ---------    ------------

     Total                             $1,354     ($3,329)                $6,069        ($4,295)
                                    ---------    ---------             ---------    ------------


Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Revenues of $3.1 million in the second quarter of 2000 represented a decrease of $6.9 million from revenues of $10.0 million in the second quarter of 1999. Revenues of $6.5 million in the first six months of 2000 represented a decrease of $12.0 million from revenues of $18.5 million in the first six months of 1999. Continued competitive conditions in the marketplace and significant changes in the overall market environment over the past year has led to this reduction in revenues for the brokerage operations.

The brokerage segment's profit of $0.5 million in the second quarter of 2000 represented a decrease of $2.2 million from segment profit of $2.7 million in the second quarter of 1999. The brokerage segment's profit of $1.2 million in the first six months of 2000 represented a decrease of $5.3 million from segment profit of $6.5 million in the first six months of 1999. The decrease in segment profits reflects the decrease in revenue which led to a significant reduction in operating margins.

Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $4.0 million in the second quarter of 2000 represented a decrease of $1.7 million from revenues of $5.7 million in the second quarter of 1999. Revenues of $8.8 million in the first six months of 2000 represented a decrease of $3.0 million from revenues of $11.8 million in the first six months of 1999. The decrease in revenues during 2000 as compared to 1999 was due to a reduction in program business volume together with a reduction in fee margins due to the continued competitive environment in the U.S. workers' compensation insurance market. In addition, during 1999 and the first six months of 2000 a number of reinsurers withdrew from the market, which led to cancellation of certain programs and contributed to increased pressure on the Company's fee margins.

The program business segment's loss of $1.2 million in the second quarter of 2000 represented a $0.7 million increased loss from the $0.5 million loss in the second quarter of 1999. The segment experienced a loss of $1.3 million in the first six months of 2000 compared to a loss of $0.7 million in the first six months of 1999. The increased loss is due to the reduction in program business volume and reduced fee margins.

Underwriting Management
-----------------------

The Company's underwriting management segment comprises companies that primarily underwrite and administer reinsurance business on behalf of independent reinsurance companies. Revenues of $0.3 million in the second quarter of 2000 represented a decrease of $0.3 million from revenues of $0.6 million in the second quarter of 1999. Revenues of $1.1 million in the first six months of 2000 represented a decrease of $1.2 million from revenues of $2.3 million in the first six months of 1999.

Segment loss of $0.4 million in the second quarter of 2000 represented a decline of $0.5 million from segment profit of $0.1 million in the second quarter of 1999. The Underwriting Management segment broke even for the first six months of 2000 compared to segment profit of $1.3 million in the first six months of 1999.

Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company. Revenues of $2.5 million in the second quarter of 2000 represented an increase of $0.3 million from revenues of $2.2 million in the second quarter of 1999. Revenues of $9.1 million in the first six months of 2000 represent an increase of $2.1 million from revenues of $7.0 million in the first six months of 1999. Net premiums earned increased $0.1 million to $1.6 million in the second quarter of 2000 from $1.5 million in the second quarter of 1999. Net premiums earned increased to $7.1 million in the first six months of 2000, which represented a $2.0 million increase from $5.1 million in the first six months of 1999. Policy issuance fees were $0.6 million in the second quarter of 2000, representing a $0.1 million increase from $0.5 million in the second quarter of 1999. Policy issuance fees were $1.6 million in the first six months of 2000, which represented a $0.2 million increase from $1.4 million in first six months of 1999.

Market conditions in the workers' compensation insurance market in which Realm National writes the majority of its business continued to be extremely competitive during the quarter. In addition, cost-effective reinsurance capacity significantly diminished throughout 1999 and the first six months of 2000. This has resulted in Realm National retaining a greater proportion of its business on some programs and has also led to the cancellation of certain other programs. This increased risk retention has resulted in increased volatility in the underwriting performance of the Company. As long as these competitive insurance and reinsurance market conditions continue, they are likely to restrict Realm National's ability to expand its existing book of business.

The insurance segment had losses of $1.3 million in the second quarter of 2000 as compared to breaking even in the second quarter of 1999. For the first six months of 2000, the segment experienced a $1.7 million loss as compared to income of $0.4 million in the first six months of 1999. The loss for the second quarter and the first six months of 2000 primarily reflects an increase in underwriting losses incurred on the Company's programs during the period together with an increase in operating expenses arising from certain restructuring costs incurred during the first quarter.

Reinsurance
-----------

The Company's reinsurance segment consists of its reinsurance subsidiary, Comp Indemnity Reinsurance Company Limited ("CIRCL"). CIRCL primarily reinsured workers' compensation, property and general liability risks. Management determined in early 1999 to cease underwriting new programs in CIRCL. As a result, revenues for 2000 are substantially less than in 1999. Revenues of $0.2 million in the second quarter of 2000 represent a decrease of $1.0 million from revenues of $1.2 million in the second quarter of 1999. Revenues of $0.5 million in the first six months of 2000 represent a decrease of $2.6 million from revenues of $3.1 million in the first six months of 1999.

The segment's break-even performance for the second quarter of 2000 represents a $0.1 million improvement on segment loss of $0.1 million in the second quarter of 1999. The segments loss of $0.7 million for the first six months of 2000 represents a $0.2 million increased loss from $0.5 million for the first six months of 1999. The primary reason for the losses was an increase in loss reserves against one particular program and an increase in provisions for uncollectible premiums booked in the first quarter of 2000.

Other
-----

Other includes primarily the Company's holding companies and other non-operating subsidiaries, as well as income earned from investments in non-consolidating affiliates. Revenues of $0.5 million in the second quarter of 2000 represented a decrease of $0.4 million from revenues of $0.9 million in the second quarter of 1999. Revenues of $0.9 million in the first six months of 2000 represent a decrease of $0.6 million from revenues of $1.5 million in the first six months of 1999.

Segment loss of $1.0 million in the second quarter of 2000 represented a $0.1 million increase in loss from segment loss of $0.9 million in the second quarter of 1999. Segment loss of $1.8 million in the first six months of 2000 represented a $0.9 million increase in loss from segment loss of $0.9 million in the first six months of 1999. The increased losses were primarily a result of increased operating costs incurred by the segment during the quarter.

LIQUIDITY AND CAPITAL RESOURCES


At June 30, 2000, the Company held cash and marketable securities of $82.7 million, compared to $84.8 million at December 31, 1999. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $48.4 million at June 30, 2000, compared to $56.8 million at December 31, 1999. Of the $82.7 million of cash and marketable securities held by the Company at June 30, 2000 (December 31, 1999 - $84.8 million), $49.1 million (December 31, 1999 - $54.3 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At June 30, 2000, the Company's investment portfolio (at fair market value) totaled $34.2 million. The portfolio consisted primarily of U.S. Treasury bonds, short-term cash, equity securities and A-rated corporate debt securities.

During the six-month period ending June 30, 2000, the Company's operating activities used $1.4 million of net cash, compared to using $5.3 million of net cash during the corresponding six months of 1999. The cash used by operating activities varies according to the timing of collections and payments of insurance and reinsurance balances.

The increase of $85.8 million in insurance and reinsurance balances receivable during the first quarter of 2000, and the corresponding increase of $78.3 million in insurance and reinsurance balances payable, primarily reflects the growth in client's claims and balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and underwriting management segment subsidiaries experienced a significant growth in client balances receivable and payable recorded at the end of the year, reflecting this accumulation of claims due by one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet.

On June 1, 2000 the Company paid a first quarter dividend of $0.03 per share to shareholders of record on May 19, 2000. The actual amount and timing of any future ordinary share dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

The Company used $4.4 million during the six-month period ended June 30, 1999 to repurchase 356,400 of its own shares on the open market.

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

During 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the costs of start-up activities". The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the first quarter of 1999 was approximately $307,000 (net of tax of $188,000).

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

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement is an amendment of SFAS No. 133 with respect to accounting the reporting standards for certain derivative instruments and certain hedging activities. This statement will become effective concurrently with SFAS No. 133 and the Company is currently reviewing the potential impact that this standard may or may not have on its financial reporting.

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

Odyssey initially filed a notice of appeal of the District Court's dismissal order as to one of the Company's Bermuda subsidiaries and certain other parties. The appeal insofar as the Company's subsidiary is concerned has been withdrawn, and neither the Company nor any of its subsidiaries are parties to these proceedings any longer.

Odyssey, which changed its name to Sphere Drake Insurance Limited ("Sphere Drake") during 1999, caused proceedings to be issued in the London Commercial Courts (equivalent to a civil complaint in U.S. jurisdictions) against two of the Company's U.K. subsidiaries, two former officers of those subsidiaries, and others on February 29, 2000. Neither the Company nor any of its U.S. or Bermuda subsidiaries is named in the action. Sphere Drake alleges, in substance, that each and every contract placed with it through its underwriting agent by the Company's U.K. broker subsidiary was commercially unreasonable. Sphere Drake further alleges that this was obvious to the broker and that, accordingly, the London Commercial Court should infer a conspiracy between the broker and the underwriting agent to defraud Sphere Drake, thereby allowing it to treat as void from the outset all of the inwards reinsurance contracts placed through its underwriting agent by the Company's broker subsidiary. The Court has scheduled the trial of the action for October 2001.

It is the opinion of management that the claims described in Sphere Drake's action are without merit and the case will be defended vigorously.

(b) The Company, together with one of its London subsidiaries and a former employee of that subsidiary, has been joined by way of an amended complaint in an existing action in the New York State Supreme Court brought by AXA Reassurance S.A. ("AXA") seeking to void reinsurance contracts entered into in connection with certain "reinsurance-backed gap film financing" arrangements brokered by the Company's London subsidiary.

AXA seeks damages based on alleged fraud and misrepresentation by the Company, its subsidiary and the former employee, all of which have filed a motion to dismiss the amended complaint. It is the opinion of management that the claims described in the action are without merit and the case will be defended vigorously.

(c) Several arbitration proceedings currently are pending in England between reinsurers and ceding insurers relating to reinsurance transactions involving the personal accident excess of loss market in London ("LMX") for the account years 1993, 1994, 1995 and 1996. Although neither the Company nor its broker subsidiaries is a party to any of these arbitrations, certain of the Company's subsidiaries acted as reinsurance broker for ceding insurer clients that are parties to certain of the arbitrations.

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

All judicial proceedings against the Company's subsidiaries relating to these matters have been stayed or held in abeyance pursuant to standstill agreements or court order, except for one proceeding where the subsidiaries have been informed that the proceeding will be withdrawn.

One of the arbitration awards referenced above allowed a reinsurer to avoid its reinsurance contracts with a Lloyd's syndicate. According to reports in the London press, that award may have caused the syndicate's liabilities to increase beyond the financial resources available to it and its Names, requiring the syndicate to avail itself of the Lloyd's Central Fund. Thereafter, Lloyd's initiated an investigation of that syndicate and all "market participants," including the Company's U.K. subsidiaries. The Company is uncertain as to the status of the investigation or when it will be completed.

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

(d) The reinsurance markets in which the Company historically has been involved experienced considerable disruption during 1999, for a variety of reasons, including but not limited to the LMX market disputes described above and other disputes involving the North American workers' compensation reinsurance market.

One result of this market disruption has been that certain reinsurers with whom the Company's broker subsidiaries placed business on behalf of ceding insurer clients suspended claims payments to those clients, as well as to the Company's insurance and reinsurance subsidiaries. As a result, a number of arbitrations were commenced between Company clients and their reinsurers.

In some instances, disputes or potential disputes have arisen concerning whether reinsurance was properly placed by the Company's broker subsidiaries. In other instances, the Company's ceding insurer clients have demanded indemnification by the Company if the client's reinsurance contracts ultimately are avoided by its reinsurers.

Although no assurances can be given as to the effect on the Company of the various disputes in the worker's compensation reinsurance market, or related arbitrations, the Company believes, based on the information presently available to it, that any such effect should not have a material adverse effect on the Company's financial condition.

(e) The Company is subject to other litigation and arbitration in the ordinary course of its business. While any of these proceedings contains an element of uncertainty, management presently believes the outcome of these currently pending proceedings will not have a material adverse effect on the Company's financial condition.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the "Meeting") on May 25, 2000. A total of 9,863,372 of the Company's Ordinary Shares, with one vote each, were entitled to vote at the Meeting and holders of 7,672,441 Ordinary Shares voted in person or by proxy, constituting a quorum.

The following directors were elected at the Meeting:

Name of Director                    Votes For              Votes Withheld
----------------                    ---------              --------------

Mr. Patrick J. McDonough            7,645,442                 27,000
Mr. Peter S. Christie               7,646,941                 25,500
Mr. Stephen A. Crane                7,646,541                 25,900
Mr. Hadley C. Ford                  7,646,741                 25,700
Mr. Jean de Pourtales               7,644,341                 28,100
Mr. Nicholas Mark Cooke             7,623,691                 48,750
Mr. Len Quick                       7,646,441                 26,000

The following  additional  directors  continued to serve after the meeting:
Mr. George W. Jones and Mr. Reuben Jeffery III.

Other matters voted on during the Meeting were as follows:

To appoint Arthur Andersen LLP as auditors of the Company to hold office until the close of the next Annual General Meeting: 7,658,541 affirmative, 1,400 negative, 12,500 abstained.

To amend the Company's 1997 Equity Incentive Plan to increase the Ordinary Shares reserved for issuance thereunder by an additional 300,000 Ordinary Shares of the Company: 7,449,527 affirmative, 192,714 negative, 30,200 abstained.

To create a new 2000 Non-Employee Director Stock Option Plan: 7,461,667 affirmative, 192,074 negative, 18,700 abstained.

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

Dated:  August 11, 2000


                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                                           BY:     /s/ George W. Jones
                                               -----------------------------

                                           George W. Jones
                                           CHIEF FINANCIAL OFFICER AND DIRECTOR