Form 10-Q
period 2000-09-30
STIRLING COOKE BROWN HOLDINGS LTD
filed 2000-11-14
CIK 1043309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

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

                           YES      |X|               NO      |_|

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of September 30, 2000 was 9,419,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION


                                                                     PAGE
                                                                     ----

ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets at
         December 31, 1999 and September 30, 2000................    1

         Unaudited Consolidated Statements of Income (Loss) and
         Comprehensive Income (Loss) for the three-month and
         nine-month periods ended September 30, 1999 and 2000....    2

         Unaudited Consolidated Statements of Changes in
         Shareholders' Equity for the Three-month and nine-month
         periods ended September 30, 1999 and 2000...............    3

         Unaudited Consolidated Statements of Cash Flows for the
         Nine-month periods ended September 30, 1999 and 2000....    4

         Notes to Unaudited Consolidated Financial Statements at
         September 30, 1999 and 2000.............................    5

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................    7

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.......................................    13

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K........................    15

         SIGNATURES..............................................    16

                                  EXHIBITS

Exhibit 11 - Statement of Computation of Net Income Per Ordinary Share
Exhibit 99 - Forward Looking Information


                   Stirling Cooke Brown Holdings Limited

                   unaudited consolidated balance sheets

                      December 31, 1999 and September
             30, 2000 (Expressed in thousands of United States
                      Dollars, except per-share data)

                                                                                             1999             2000
                                                                                            ------           ------
                                         ASSETS
                                         ------

Marketable securities, at fair value
         Debt securities (amortized cost, 1999 - $29,555, 2000 - $26,195)............  $     28,802    $     25,720
         Equity securities (cost, 1999 - $3,340, 2000 - $5,109).......................        4,051           6,076
         Short-term investments (amortized cost, 1999 - $1,256, 2000 - $3,344)........        1,256           3,344
                                                                                       ------------    ------------
Total marketable securities...........................................................       34,109          35,140
Cash and cash equivalents.............................................................       50,706          38,134
Fiduciary funds-restricted............................................................       56,829          51,815
Insurance and reinsurance balances receivable.........................................      734,868         837,064
Paid losses recoverable from reinsurers...............................................       13,293          23,213
Outstanding losses recoverable from reinsurers........................................       73,267          85,190
Deferred acquisition costs............................................................        1,745           2,290
Deferred reinsurance premiums ceded...................................................       16,144          13,735
Deferred tax asset....................................................................        3,315           3,315
Goodwill..............................................................................        8,664           8,023
Other assets..........................................................................       12,352          15,465
Income taxes receivable...............................................................        2,600           2,706
Assets related to deposit liabilities.................................................        3,517           3,541
                                                                                       ------------    ------------
         Total assets................................................................. $  1,011,409    $  1,119,631
                                                                                       ============    ============

                                 LIABILITIES
                                 -----------
Outstanding losses and loss expenses.................................................. $     93,135    $    108,294
Unearned premiums.....................................................................       20,959          23,402
Deferred income.......................................................................        4,695           3,475
Insurance and reinsurance balances payable............................................      774,888         878,186
Funds withheld........................................................................        9,580           3,698
Accounts payable and accrued liabilities..............................................       19,803          20,418
Deposit liabilities...................................................................        3,517           3,541
                                                                                       ------------    ------------
         Total liabilities............................................................ $    926,577    $  1,041,014
                                                                                       ------------    ------------

Contingencies (Part II - Item 1 - Legal Proceedings)
------------------------------------------------------------------------------

                                SHAREHOLDERS' EQUITY
                                --------------------

Share Capital
         Authorized 20,000,000 ordinary shares of par value $0.25 each
         Issued and fully paid 9,863,372 ordinary shares..............................        2,466           2,466
Additional paid in capital............................................................       54,167          54,167
Accumulated other comprehensive (loss) income ........................................         (211)            205
Retained earnings.....................................................................       34,067          27,436
                                                                                       -------------   ------------
                                                                                             90,502          84,274
Less: Ordinary shares in treasury (1999 - 443,400, 2000 - 443,400) at cost............       (5,657)         (5,657)
                                                                                       -------------   -------------
         Total shareholders' equity...................................................       84,832          78,617
                                                                                       -------------   ------------
         Total liabilities and shareholders' equity................................... $  1,011,409    $  1,119,631
                                                                                       ============-   ============

                                 See accompanying notes to unaudited consolidated financial statements



                      Stirling Cooke Brown Holdings Limited
               Unaudited Consolidated Statements of INCOME (LOSS)
                         and comprehensive income (LOSS)

                                    Three months and nine months ended September
                               30, 1999 and 2000 (Expressed in thousands of United States Dollars, except per share data)

                                                               Three months ended            Nine months ended
                                                                  September 30                  September 30
                                                                 1999       2000              1999       2000
                                                               -------     ------            ------     ------
Revenues
     Risk management fees...........................          $  11,736   $   6,745         $  44,277  $  23,303
     Net premiums earned............................              2,511       6,455            10,290     13,650
     Net investment income..........................              1,504       1,735             5,443      4,867
     Other losses...................................             (1,428)         16            (1,516)        (1)
                                                              ----------  ---------         ---------- ----------
         Total revenues.............................             14,323      14,951            58,494     41,819
                                                              ----------  ---------         ---------- ----------
Expenses
     Net losses and loss expenses incurred..........              2,005       6,810             8,034     13,838
     Acquisition costs..............................                753       1,987             2,811      3,974
     Depreciation and amortization of capital assets                417         393             1,268      1,205
     Amortization of goodwill.......................                215         211               632        641
     Salaries and benefits..........................              6,166       5,091            18,847     16,016
     Other operating expenses.......................              7,358       2,821            23,424     12,801
                                                              ----------  ---------         ---------- ----------
         Total expenses.............................             16,914      17,312            55,016     48,474
                                                              ----------  ---------         ---------- ----------
(Loss) income before taxation.......................             (2,591)     (2,361)            3,478     (6,655)
Taxation............................................                (19)        195             1,134       (872)
                                                              ----------  ---------         ---------- ----------
Net (loss) income before cumulative effect of
------------------------------------------------------------     (2,572)     (2,556)            2,344     (5,783)
     a change in accounting principle...............
Cumulative effect of a change in accounting
     principle, net of tax (note 2) ................          ----------  ---------         ---------  ---------
                                                                      -           -              (307)         -
Net (loss) income...................................          $  (2,572)  $  (2,556)        $   2,037  $  (5,783)
                                                              ----------  ---------         ---------- ----------

Other comprehensive (loss) income , net of tax:
     Unrealized holding (losses) gains arising
     during the period..............................               (291)        187              (689)       362
     Less: reclassification adjustments for realized
     losses (gains) included in net income..........                 81           4                (7)        54
                                                              ----------  ---------         ---------- ----------
     Other comprehensive (loss) income..............               (210)        191              (696)       416
                                                              ----------  ---------         ---------- ----------
     Comprehensive (loss) income....................          $  (2,782)  $  (2,365)        $   1,341  $  (5,367)
                                                              ==========  =========         ========== ==========
Net (loss) income per share.........................          $   (0.27)  $   (0.27)        $    0.21  $   (0.61)
                                                              ==========  =========         ========== ==========
Net (loss) income per share assuming dilution.......          $   (0.27)  $   (0.27)        $    0.21  $   (0.61)
                                                              ==========  =========         ========== ==========
Dividends per share.................................          $    0.03   $    0.03         $    0.09  $    0.09
                                                              ==========  =========         ========== ==========

                                 See accompanying notes to unaudited consolidated financial statements


                      Stirling Cooke Brown Holdings Limited

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                    Three months and nine months ended September
                               30, 1999 and 2000 (Expressed in thousands of United States Dollars, except per share data)

                                                                   Three months ended           Nine months ended
                                                                      September 30                 September 30
                                                                   1999        2000            1999           2000
                                                                -----------  -----------     -----------  -----------

Ordinary shares of par value $0.25 each
     Balance at beginning of period....................         $     2,466  $     2,466     $     2,466  $     2,466
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $     2,466  $     2,466     $     2,466  $     2,466
                                                                -----------  -----------     -----------  -----------
Additional paid in capital
     Balance at beginning of period....................         $    54,167  $    54,167     $    54,167  $    54,167
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $    54,167  $    54,167     $    54,167  $    54,167
                                                                -----------  -----------     -----------  -----------

Accumulated other comprehensive (loss) income
     Balance at beginning of period....................         $      (167) $        14     $       319  $      (211)
     Change in unrealized (loss) gain on marketable
       securities......................................                (210)         191            (696)         416
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $      (377) $       205     $      (377) $       205
                                                                -----------  -----------     -----------  -----------

Retained earnings
     Balance at beginning of period....................         $    45,957  $    30,274     $    41,914  $    34,067
     Net (loss) income.................................              (2,572)      (2,556)          2,037       (5,783)
     Dividends.........................................                (282)        (282)           (848)        (848)
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $    43,103  $    27,436     $    43,103  $    27,436
                                                                -----------  -----------     -----------  -----------

Treasury stock
     Balance at beginning of period....................         $    (5,657) $    (5,657)    $    (1,234) $    (5,657)
     Purchase of ordinary shares in treasury...........                  --           --          (4,423)          --
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $    (5,657) $    (5,657)    $    (5,657) $    (5,657)
                                                                -----------  -----------     -----------  -----------

     Total shareholders' equity........................         $    93,702  $    78,617     $    93,702  $    78,617
                                                                ===========  ===========     ===========  ===========

Dividends per share were $0.03 and $0.03 for the three  months  ended  September
   30, 1999 and 2000, respectively, and $0.09 and $0.09 for the nine months ended September 30, 1999 and 2000 respectively.


                                See accompanying notes to unaudited consolidated financial statements.



                                          STIRLING COOKE BROWN HOLDINGS LIMITED
                                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Nine months ended September 30, 1999 and 2000
                                    (Expressed in thousands of United States Dollars)

                                                                                         1999                    2000
                                                                                    ---------------         ---------------

Operating activities
Net income (loss)                                                                   $       2,037           $     (5,783)
Adjustments  to reconcile  net income to net cash  provided  (used) by operating activities:
       Depreciation and amortization of capital assets...........................           1,268                  1,205
       Amortization of goodwill..................................................             632                    641
       Amortization of marketable securities.....................................             133                     92
       Net realized (gains) losses on sale of marketable securities..............              (7)                    87
       Net (gains) losses on sale of capital assets..............................              25                    (96)
       Writedown of affiliates...................................................           1,756                      -
Changes in non cash operating assets and liabilities:
       Fiduciary funds...........................................................          10,727                  5,013
       Insurance and reinsurance balances receivable.............................        (204,809)              (102,196)
       Paid losses recoverable from reinsurers...................................          (6,875)                (9,920)
       Outstanding losses recoverable from reinsurers............................         (22,425)               (11,922)
       Deferred acquisition costs................................................             623                   (545)
       Deferred reinsurance premiums ceded.......................................           1,647                  2,410
       Other assets..............................................................          (1,669)                (3,792)
       Income taxes receivable...................................................               -                   (106)
       Deferred tax asset........................................................          (2,100)                  (116)
       Assets related to deposit liabilities.....................................              78                    (25)
       Outstanding losses and loss expenses......................................          22,458                 15,160
       Unearned premiums.........................................................          (2,899)                 2,442
       Insurance and reinsurance balances payable................................         185,230                103,297
       Funds withheld............................................................           3,512                 (5,882)
       Accounts payable and accrued liabilities..................................           1,648                    615
       Income taxes payable......................................................             549                      -
       Deferred income...........................................................             501                 (1,220)
       Deposit liabilities.......................................................             (78)                    25
                                                                                    ---------------         ---------------
           Net cash used by operating activities.................................          (8,038)               (10,616)
                                                                                    ---------------         ---------------
Investing activities
       Purchase of capital assets................................................          (1,162)                  (809)
       Sale of capital assets....................................................             215                    380
       Purchase of debt securities...............................................         (21,804)                   (25)
       Purchase of equity securities.............................................          (2,910)                (2,089)
       Purchase of short-term investments, net...................................           7,119                 (2,088)
       Proceeds on sale of debt securities.......................................           8,346                  3,264
       Proceeds on sale of equity securities.....................................           1,575                    259
       Purchase of subsidiaries, net of cash acquired............................            (735)                     -
                                                                                    ---------------         ---------------
           Cash used by investing activities.....................................          (9,356)                (1,108)
                                                                                    ---------------         ---------------
Financing activities
       Dividends.................................................................            (848)                  (848)
       Purchase of ordinary shares in treasury...................................          (4,423)                     -
                                                                                    ---------------         ---------------
           Cash used by investing activities.....................................          (5,271)                  (848)
                                                                                    ---------------         ---------------
Decrease in cash and cash equivalents...........................................          (22,665)               (12,572)
Cash and cash equivalents at beginning of period................................           68,165                 50,706
                                                                                    ---------------         ---------------
Cash and cash equivalents at end of period......................................    $      45,500           $      38,134
                                                                                    ===============         ===============
Supplemental disclosure of cash flow information
       Cash paid (received) during the period for income taxes...................   $                       $
                                                                                            1,944                   (105)
                                                                                    ===============         ===============

                          See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999 and 2000
    (Expressed in thousands of United States Dollars, except share data)





1.   INTERIM ACCOUNTING POLICY

In the opinion of management of Stirling Cooke Brown Holdings Limited ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and one non-recurring adjustment (see note 2), necessary to present fairly the financial position of the Company at December 31, 1999 and September 30, 2000, the results of operations for the three months and nine months ended September 30, 1999 and 2000 and the cash flows for the nine months ended September 30, 1999 and 2000. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of what operating results may be for the full year.

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


3.   REVENUES AND NET INCOME (LOSS) BY SEGMENT

   Segment Revenues                     For the Three Months              For the Nine Months
   ----------------                      Ended September 30               Ended September 30
                                          1999         2000               1999        2000
                                          ----          ----              ----        ----
                                       (dollars in thousands)            (dollars in thousands)
Brokerage                                 $5,469     $2,908               $24,016        $9,447
Program business                           5,318      3,753                17,077        12,506
Underwriting management                      841        293                 3,173         1,405
Insurance                                  3,232      6,534                10,189        15,675
Reinsurance                                  275      1,112                 3,351         1,583
Other                                       (812)       351                   688         1,203
                                       ----------   --------             ---------      ---------

     Total                               $14,323    $14,951               $58,494       $41,819
                                       ----------  ---------             ---------      ---------


   SEGMENT PRETAX INCOME               FOR THE THREE MONTHS                 FOR THE NINE MONTHS
   ----------------------------          ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
   (LOSS)
                                       1999          2000                  1999        2000
                                       ----          ----                  ----        ----
                                     (dollars in thousands)               (dollars in thousands)

Brokerage                                $1,020       $360                $7,659        $ 1,540
Program business                           (753)    (1,020)               (1,494)        (2,302)
Underwriting management                    (126)       169                 1,126            162
Insurance                                   138       (803)                  561         (2,491)
Reinsurance                                (556)    (1,658)               (1,030)        (2,320)
Other                                    (2,314)       591                (3,254)        (1,244)
                                       ----------  ---------             ---------      ---------
     Total                              $(2,591)   $(2,361)               $3,478        $(6,655)
                                       ----------  ---------             ---------      ---------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's discussion and analysis of the results of operations of Stirling Cooke Brown Holdings Limited ("the Company") for the three months and nine months ended September 30, 1999 and 2000 and financial condition as of September 30, 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000.


REVENUES AND NET INCOME (LOSS)
------------------------------

                                            For the Three Months         For the Nine months
                                            Ended September 30           Ended September 30
                                              1999         2000           1999         2000
                                              ----         ----           ----         ----
                                          (dollars in thousands)       (dollars in thousands)

Revenues                                  $14,323          $14,951      $58,494       $41,819
Expenses                                   16,914           17,312       55,016        48,474
                                          -------          -------      -------       -------
(Loss) income before taxation             (2,591)          (2,361)        3,478        (6,655)
Taxation                                     (19)             195         1,134          (872)
                                          -------          -------      -------       -------
Net (loss) income before cumulative
   effect of a change in accounting       (2,572)          (2,556)        2,344       (5,783)
   principle
Cumulative effect of a change in
     accounting principle, net of tax          -                -          (307)           -
                                         --------          -------      -------       -------
Net (loss) income                       $  (2,572)     $   (2,556)    $   2,037     $  (5,783)
                                        ==========     ===========    =========     =========

BASIC EPS
  Net (loss) income per Share             $ (0.27)      $ (0.27)       $  0.21      $ (0.61)
  Avg. no. of ordinary shares
      outstanding (000's)                    9,420         9,420         9,501         9,420


DILUTED EPS
  Net (loss) income per Share             $ (0.27)      $ (0.27)       $  0.21      $ (0.61)
 Avg. no. of ordinary shares
      outstanding (000's)                   9,420          9,420         9,501         9,420

Basic and diluted net loss per share was $0.27 in the third quarter and $0.61 in the first nine months of 2000 compared to basic and diluted net loss per share of $0.27 in the third quarter and net income per share of $0.21 in the first nine months of 2000.

Net loss was $2.6 million for the third quarter and $5.8 million for the first nine months of 2000, compared to net loss of $2.6 million for the third quarter and net income of $2.0 million for the first nine months of 1999. The results for the third quarter and first nine months of 2000 were adversely affected by underwriting losses incurred by the Company's U.S.-based insurance company and the Company's reinsurance subsidiary. In addition, the U.S. workers' compensation insurance market, in which the Company conducts most of its business, continued to be extremely competitive throughout the quarter, and the Company continued to experience significant pricing pressures in the market segments in which it operates. These difficult conditions continued to result in reduced revenue and a shrinkage in operating margins. The losses for the third quarter and first nine months of 2000 also reflect continued costs incurred pertaining to reinsurance-related disputes in which the Company is involved, including certain litigation, and additional costs relating to the restructuring and consolidation of the Company's operations.

Revenues were $15.0 million in the third quarter and $41.8 million in the first nine months of 2000, compared to revenues of $14.3 million in the third quarter and $58.5 million in the first nine months of 1999. The increase in revenues for the quarter primarily reflects the increase in premium earned by the Company's U.S. based insurance carrier as the company increased its level of retention on certain programs written. The reinsurance segment benefited in the quarter from a reduction in provisions for uncollectible premiums and an increase in adjustment premiums on discontinued programs. All other segments experienced a decline in revenue streams for the quarter. The decline in revenues in the first nine months reflects the continuing competitive pressures caused by the soft market conditions in the markets in which the Company operates. These continuing soft market conditions led to a reduction in premium volume being written by the program business segment as the Company sought to protect the underwriting performance of its programs. Brokerage revenues continued to decline as compared to 1999, reflecting the significant changes which have occurred in the market environment in which this segment operates. The decline in revenue for the first nine months was also the result of the decision taken in 1999 by the Company to cease underwriting new business in its Bermuda-based reinsurance subsidiary.

REVENUES AND NET INCOME (LOSS) BY SEGMENT
-----------------------------------------

   SEGMENT REVENUES                     FOR THE THREE MONTHS                 FOR THE NINE MONTHS
   ----------------                     ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
                                         1999          2000                   1999        2000
                                         ----          ----                   ----        ----
                                      (dollars in thousands)              (dollars in thousands)
Brokerage                                 $5,469     $2,908               $24,016        $9,447
Program business                           5,318      3,753                17,077        12,506
Underwriting management                      841        293                 3,173         1,405
Insurance                                  3,232      6,534                10,189        15,675
Reinsurance                                  275      1,112                 3,351         1,583
Other                                       (812)       351                   688         1,203
                                       ----------   --------              --------     ----------
     Total                             $14,323      $14,951               $58,494       $41,819
                                       ----------   --------             ---------     ----------

   Segment Pretax Income                FOR THE THREE MONTHS                 FOR THE NINE MONTHS
   ---------------------                ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
   (LOSS)                                1999          2000                   1999        2000
   ------                                ----          ----                   ----        ----
                                      (dollars in thousands)              (dollars in thousands)
Brokerage                                 $1,020       $360                $7,659        $1,540
Program business                            (753)    (1,020)               (1,494)       (2,302)
Underwriting management                     (126)       169                 1,126           162
Insurance                                    138       (803)                  561        (2,491)
Reinsurance                                 (556)    (1,658)               (1,030)       (2,320)
Other                                                   591                (3,254)       (1,244)
                                       ----------   --------             ---------     ----------
     Total                               $(2,591)   $(2,361)               $3,478       $(6,655)
                                       ----------   --------             ---------     ----------


Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Revenues of $2.9 million in the third quarter of 2000 represented a decrease of $2.6 million from revenues of $5.5 million in the third quarter of 1999. Revenues of $9.4 million in the first nine months of 2000 represented a decrease of $14.6 million from revenues of $24.0 million in the first nine months of 1999. Major changes in the overall market environment over the past year and continued competitive conditions have resulted in a significant reduction in brokerage revenues for these operations.

The brokerage segment's profit of $0.4 million in the third quarter of 2000 represented a decrease of $0.6 million from segment profit of $1.0 million in the third quarter of 1999. The brokerage segment's profit of $1.5 million in the first nine months of 2000 represented a decrease of $6.2 million from segment profit of $7.7 million in the first nine months of 1999. The decrease in segment profits reflects the decrease in revenue.

Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $3.8 million in the third quarter of 2000 represented a decrease of $1.5 million from revenues of $5.3 million in the third quarter of 1999. Revenues of $12.5 million in the first nine months of 2000 represented a decrease of $4.6 million from revenues of $17.1 million in the first nine months of 1999. The decrease in revenues during 2000 as compared to 1999 was due to a reduction in program business volume together with a reduction in fee margins resulting from the continued competitive environment in the U.S. workers' compensation insurance market. In addition, during 1999 and the first nine months of 2000 a number of reinsurers withdrew from the market, which led to cancellation of certain programs and contributed to increased pressure on the Company's fee margins.

The program business segment's loss of $1.0 million in the third quarter of 2000 represented a $0.2 million increase over the $0.8 million loss in the third quarter of 1999. The segment experienced a loss of $2.3 million in the first nine months of 2000 compared to a loss of $1.5 million in the first nine months of 1999. The increased loss is due to the reduction in program business volume and reduced fee margins.

Underwriting Management
-----------------------

The Company's underwriting management segment comprises companies that primarily underwrite and administer reinsurance business on behalf of independent reinsurance companies. Revenues of $0.3 million in the third quarter of 2000 represented a decrease of $0.5 million from revenues of $0.8 million in the third quarter of 1999. Revenues of $1.4 million in the first nine months of 2000 represented a decrease of $1.8 million from revenues of $3.2 million in the first nine months of 1999.

Segment income of $0.2 million in the third quarter of 2000 represented an improvement of $0.3 million from segment loss of $0.1 million in the third quarter of 1999. This improvement was the result of reduced operating expenses. Segment income of $0.2 million in the first nine months of 2000 represented a decline of $0.9 million from a segment profit of $1.1 million in the first nine months of 1999.

Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company ("Realm National"). Revenues of $6.5 million in the third quarter of 2000 represented an increase of $3.3 million from revenues of $3.2 million in the third quarter of 1999. Revenues of $15.7 million in the first nine months of 2000 represent an increase of $5.5 million from revenues of $10.2 million in the first nine months of 1999. Net premiums earned increased $3.2 million to $5.6 million in the third quarter of 2000 from $2.4 million in the third quarter of 1999. Net premiums earned increased to $12.7 million in the first nine months of 2000, which represented a $5.2 million increase from $7.5 million in the first nine months of 1999. This increase in net premiums earned reflects a reduction in the level of reinsurance on Realm National's programs, and partially offset by the decision to discontinue certain loss making programs. Policy issuance fees were $0.7 million in the third quarter of 2000, representing a $0.1 million increase from $0.6 million in the third quarter of 1999. Policy issuance fees were $2.3 million in the first nine months of 2000, which represented a $0.3 million increase from $2.0 million in first nine months of 1999.

Market conditions in the worker's compensation insurance market in which Realm National writes the majority of its business continued to be extremely competitive during the quarter. In addition, cost-effective reinsurance capacity significantly diminished throughout 1999 and the first nine months of 2000. This has resulted in Realm National retaining a greater proportion of its premium income on some programs and has also led to the cancellation of certain other programs. This increased risk retention has resulted in increased volatility in the underwriting performance of the Company. As long as these competitive insurance and reinsurance market conditions continue, they are likely to restrict Realm National's ability to expand its existing book of business.

The insurance segment had losses of $0.8 million in the third quarter of 2000, as compared to income of $0.1 in the third quarter of 1999. For the first nine months of 2000, the segment experienced a $2.5 million loss, as compared to income of $0.6 million in the first nine months of 1999. The losses for the third quarter and the first nine months of 2000 primarily reflect an increase in underwriting losses incurred on the Company's programs during the period, together with an increase in operating expenses arising from certain restructuring costs incurred during the first quarter.

Reinsurance
-----------

The Company's reinsurance segment consists of its reinsurance subsidiary, Comp Indemnity Reinsurance Company Limited ("CIRCL"). CIRCL primarily reinsured workers' compensation, property and general liability risks. Management determined in early 1999 to cease underwriting new programs in CIRCL. As a result, revenues for 2000 were substantially less than in 1999. Revenues of $1.1 million in the third quarter of 2000 represent an increase of $0.8 million from revenues of $0.3 million in the third quarter of 1999. The increase in revenues in the third quarter was the result of a reduction in the provisions for uncollectible premiums and an increase in adjustment premiums in respect of discontinued programs. Revenues of $1.6 million in the first nine months of 2000 represent a decrease of $1.8 million from revenues of $3.4 million in the first nine months of 1999.

The segment's loss of $1.7 million in the third quarter of 2000 represents a $1.1 million increase from segment loss of $0.6 million in the third quarter of 1999. The segment's loss of $2.3 million for the first nine months of 2000 represents a $1.3 million increase from $1.0 million for the first nine months of 1999. The losses for the third quarter and first nine months was the result of adverse loss development on CIRCL's discontinued programs.

Other
-----

Other includes primarily the Company's holding companies and other non-operating subsidiaries, as well as income earned from investments in non-consolidating affiliates. Revenues of $0.4 million in the third quarter of 2000 represented an increase of $1.2 million from the third quarter of 1999. Revenues of $1.2 million in the first nine months of 2000 represent an increase of $0.5 million from revenues of $0.7 million in the first nine months of 1999.

Segment income of $0.6 million in the third quarter of 2000 represented a $2.9 million improvement from segment loss of $2.3 million in the third quarter of 1999. Segment loss of $1.2 million in the first nine months of 2000 represented a $2.1 million improvement from segment loss of $3.3 million in the first nine months of 1999. The improvement in performance of the segment is due to a reduction in operating expenses and provisions in 2000 compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company held cash and marketable securities of $73.3 million, compared to $84.8 million at December 31, 1999. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $51.8 million at September 30, 2000, compared to $56.8 million at December 31, 1999. Of the $73.3 million of cash and marketable securities held by the Company at September 30, 2000 (December 31, 1999 - $84.8 million), $44.9 million (December 31, 1999 - $54.3 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At September 30, 2000, the Company's investment portfolio (at fair market value) totaled $35.1 million. The portfolio consisted primarily of U.S. Treasury bonds, short-term cash, equity securities and A-rated corporate debt securities.

During the nine-month period ending September 30, 2000, the Company's operating activities used $10.6 million of net cash, compared to using $8.0 million of net cash during the corresponding nine months of 1999. The cash used by operating activities varies according to the timing of collections and payments of insurance and reinsurance balances.

The increase of $102.2 million in insurance and reinsurance balances receivable during the first nine months of 2000, and the corresponding increase of $103.3 million in insurance and reinsurance balances payable, primarily reflects the growth in client's claims and balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and underwriting management segment subsidiaries experienced a significant growth in client balances receivable and payable recorded, reflecting this accumulation of claims due by one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet.

On September 6, 2000 the Company paid a quarterly dividend of $0.03 per share to shareholders of record on August 14, 2000. The actual amount and timing of any future ordinary share dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

The Company used $4.4 million during the nine-month period ended September 30, 1999 to repurchase 356,400 of its own shares on the open market.

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

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. Initial application for the Company will begin for the first quarter of the year 2001. The Company adopted this standard during the third quarter of 2000 and it did not have a significant impact on the Company's financial position or results of operations.

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement is an amendment of SFAS No. 133 with respect to the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company adopted this standard during the third quarter of 2000 and it did not have a significant impact on the Company's financial position or results of operations.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs or non-information systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or in miscalculations.

Although there were no problems noted following December 31, 1999, there can be no assurance that the systems of third parties, such as utility companies, regulatory bodies, government entities, insurance-related companies or insurance carriers on which the Company's operations rely, will continue to be immune to post-year-end Year 2000 problems that would have a material adverse effect on the Company's operating results. However, management believes that ongoing communication with and assessment of third parties will minimize these risks.

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

                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a) The proceedings which Sphere Drake Insurance Limited ("Sphere Drake") caused to be issued on February 29, 2000 in the London Commercial Court (equivalent to a civil complaint in U.S. jurisdictions) against two of the Company's U.K. subsidiaries, two former officers of those subsidiaries and others, remain pending. Sphere Drake alleges, in substance, that each and every contract placed with it through its underwriting agent by the Company's U.K. broker subsidiary was commercially unreasonable. Sphere Drake further alleges that this was obvious to the broker and that, accordingly, the London Commercial Court should infer a conspiracy between the broker and the underwriting agent to defraud Sphere Drake, thereby allowing it to treat as void from the outset all of the inwards reinsurance contracts placed through the underwriting agent by the Company's broker subsidiary. These proceedings currently are focused on certain procedural issues relating to discovery and to the scope of the trial of the action, which is scheduled for October 2001.

It is the opinion of management that the claims described in Sphere Drake's action are without merit and the case is being and will be defended vigorously.

(b) The Company, together with one of its London subsidiaries and a former employee of that subsidiary, have filed a motion to dismiss the claims asserted against them in the amended complaint in an existing action in the New York State Supreme Court brought by AXA Reassurance S.A. ("AXA"), in which AXA seeks to void reinsurance contracts entered into in connection with certain "reinsurance-backed gap film financing" arrangements brokered by the Company's London subsidiary. Pending the determination of that motion, the Company, its subsidiary and the former employee are engaged in ongoing discovery proceedings in the action.

It is the opinion of management that the claims described in the action are without merit and the case is being and will be defended vigorously.

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

During 1998 and 1999 certain of the reinsurers and reinsureds that are parties to the arbitrations described above issued proceedings in the English courts against one or more of the Company's brokerage subsidiaries and one underwriting management subsidiary, apparently for the primary purpose of tolling the statute of limitations pending the outcome of the arbitration. In one proceeding against the same subsidiaries, three former officers of the subsidiaries were also named. In none of these proceedings did the complainant specify an amount of damages sought. If one or more reinsurers succeed in avoiding its contracts in the pending arbitrations, it is possible that ceding insurer clients, on whose behalf the Company's broker subsidiaries placed the reinsurance, may seek to pursue a claim for indemnification or other claims against one or more of those subsidiaries. Similarly, if one or more of the reinsurers fail to avoid its contracts in the pending arbitrations, it also is possible that those reinsurers may seek to pursue some type of claim against one or more of those subsidiaries.

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

One of the arbitration awards referenced above allowed a reinsurer to avoid its reinsurance contracts with a Lloyd's syndicate. According to reports in the London press, that award may have caused the syndicate's liabilities to increase beyond the financial resources available to it and its Names, requiring the syndicate to avail itself of the Lloyd's Central Fund. Thereafter, Lloyd's initiated an investigation of that syndicate and all "market participants," including the Company's U.K. subsidiaries. The Company is aware that the investigation is ongoing, but has no other information as to the progress of the investigation or when it will be completed.

The Company understands that substantial progress has been and continues to be made by various market participants in settling ongoing reinsurance disputes, including many of the market participants that are parties to the arbitrations and other proceedings described above. The Company understands that a settlement by certain market participants of reinsurance disputes arising in the 1994 year of account (the "1994 Year of Account Settlement") has been, or shortly will be, executed.

A subsidiary of the Company has been notified of a potential claim by one of the parties to the 1994 Year of Account Settlement for the recovery of costs arising out of the settlement as well as for the costs and expenses incurred by the party in connection with its overall involvement in the LMX market. The Company's subsidiary has denied any liability for this potential claim.

Although no assurances can be given as to the outcome of the pending U.K. arbitrations or pending or potential arbitration or judicial proceedings related to the LMX spiral reinsurance arbitrations and their effect on the Company, the Company believes, based on the information presently available to it, that any such effect should not have a material adverse effect on the Company's financial condition.

(d) The reinsurance markets in which the Company historically has been involved continue to experience considerable disruption for a variety of reasons, including but not limited to the LMX market disputes described above and other disputes involving the North American workers' compensation reinsurance market.

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


Dated:  November 13th, 2000


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

                                                                 Exhibit 11

                      STIRLING COOKE BROWN HOLDINGS LIMITED

            STATEMENT OF COMPUTATION OF NET INCOME PER ORDINARY SHARE

    (Expressed in thousands of United States Dollars, except per share data)



                                                                 As of or for the three         As of or for the nine
                                                                 months ended                       months ended
                                                                 September 30                       September 30
                                                               1999         2000                1999           2000
                                                           -----------   ----------         ----------     -----------
Net (Loss) Income......................................    $   (2,572)   $   (2,556)        $   2,037      $   (5,783)
                                                           ===========   ==========         =========      ===========

BASIC
Number of Shares:
Weighted average number of ordinary shares
 outstanding.                                               9,863,372     9,863,372         9,863,372       9,863,372
Weighted average treasury shares held..................      (443,400)     (443,400)         (362,666)       (443,400)
                                                           -----------   ----------         ----------     -----------
                                                            9,419,972     9,419,972         9,541,742       9,419,972
                                                           ===========   ==========         =========      ===========
Net (loss) income per share............................    $    (0.27)   $    (0.27)        $    0.21      $    (0.61)
                                                           ===========   ==========         =========      ===========
DILUTED
Number of shares:
Weighted average number of ordinary shares
 outstanding.                                               9,863,372     9,863,372         9,863,372       9,863,372
Weighted average treasury shares held..................      (443,400)     (443,400)         (362,666)       (443,400)
                                                            9,419,972     9,419,972         9,541,742       9,419,972
                                                           ===========   ==========         =========      ===========
Net (loss) income  per share assuming dilution.........    $    (0.27)   $    (0.27)        $    0.21      $    (0.61)
                                                           ===========   ==========         =========      ===========

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

The actual results of the Company may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include but are not limited to, (a) the general political, economic and competitive conditions, including developments in e-commerce, in the United States, Bermuda and the United Kingdom, and other markets where the Company operates; (b) changes in capital availability or costs, such as changes in interest rates; (c) market perceptions of the Company and the industry in which the Company operates, or security or insurance ratings; (d) government regulation; (e) authoritative accounting principles generally accepted in the United States or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission, (f) the outcome of legal proceedings, and the factors set forth below.

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

DEPENDENCE ON RELATIONSHIPS WITH INDEPENDENT PRIMARY INSURANCE CARRIER

The Company's  Managing  General  Agencies  market  insurance  products and programs developed by the Company on behalf of insurers. The primary insurer is Clarendon National Insurance Company and its affiliates ("Clarendon"). In addition, the Company's insurance brokering and reinsurance brokering operations, Managing General Underwriters, and claims and loss control servicing operations provide additional business and services to Clarendon in respect of these products and other insurance and reinsurance policies. In 1999, fees received from Clarendon accounted for approximately 39% of the Company's total revenues. Historically, the Company has had a good relationship with Clarendon. There can be no assurance, however, that Clarendon will not institute changes which affect its relationship with the Company. Any adverse change or disruption of Clarendon's business could disrupt the Company's business and could have a material adverse effect on the Company's results of operations and financial condition.

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

The Company is also subject to credit risk as a result of its reinsurance arrangements, as the Company is not relieved of its liability to policyholders by ceding risk to its reinsurers. The Company is selective in regard to its reinsurers, placing reinsurance with only those reinsurers that it believes have strong balance sheets. The Company monitors the financial strength of its reinsurers on an ongoing basis. The insolvency, inability, or unwillingness of any of the reinsurers used by the Company to meet its obligations could have a material adverse effect on the results of operations and financial position of the Company. This issue has become increasingly significant during recent years as a result of the increase in the number of reinsurers who are unwilling to meet their contractual obligations due to unfavorable results. No assurance can be given regarding the future ability or willingness of the Company's reinsurers to meet their obligations. Further, the establishment of provisions against reinsurance balances receivable is an inherently uncertain process and there can be no assurance that the ultimate provision will not materially increase or decrease. Although the Company has no reason to believe that its provision against reinsurance balances receivable is inadequate, the Company may need to revise the provision significantly depending on future information or events. In the event of such an increase or decrease, the amount would be reflected in the Company's income statement in the period in which the provision was adjusted.

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