Form 10-K
period 2000-12-31
STIRLING COOKE BROWN HOLDINGS LTD
filed 2001-03-30
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-K
    (Mark One)
    |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000

                                     OR

    | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to

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

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 15, 2001 was approximately $5.2 million computed upon the basis of the closing sales price of the Ordinary Shares on the Nasdaq National Market on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 15, 2001 there were 9,519,972 outstanding Ordinary Shares, the only class of the registrant's common stock outstanding, of $0.25 par value.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement relating to its Annual General Meeting of Shareholders scheduled to be held on May 23, 2001 are incorporated by reference into Part III of this Form 10-K.

     Although Stirling Cooke Brown Holdings Limited is a "foreign private issuer" within the meaning of Rule 3b-4 under the Securities Exchange Act of 1934, as amended, it is voluntarily electing to file its Annual Report for the year ended December 31, 2000 on a Form 10-K.

                                   INDEX

                                                                    PAGE
                                   PART 1                           ----

Item 1      Business..............................................    1

Item 2      Properties............................................   10

Item 3      Legal Proceedings.....................................   10

Item 4      Submission of Matters to a Vote of Security Holders...   13

                                  PART II

Item 5      Market for Registrant's Common Equity and Related
            Stockholder Matters...................................   14

Item 6      Selected Financial Data...............................   15

Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................   16

Item 8      Financial Statements and Supplementary Data...........   22

Item 9      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...................   51

                                  PART III

Item 10     Directors and Executive Officers of the Registrant....   52

Item 11     Executive Compensation................................   52

Item 12     Security Ownership of Certain Beneficial Owners
            and Management........................................   52

Item 13     Certain Relationships and Related Transactions........   52

                                  PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................   53

Note: All dollar amounts are in U.S. dollars, unless otherwise specifically noted.

                                   PART 1

ITEM 1--BUSINESS

THE COMPANY

Stirling Cooke Brown Holdings Limited (the "Company") is a Bermuda holding company incorporated on December 12, 1995, which, through its subsidiaries, provides insurance services and products. The Company provides its range of services and products to insurance and reinsurance companies, insurance agents, and insureds. The Company is active primarily in the workers' compensation, occupational accident and health, and property casualty insurance markets through its subsidiaries located in London, Bermuda and the United States.


THE COMPANY'S OPERATIONS

The Company now has three main business segments; Brokerage, Program Business, and Insurance. In early 2001, following a review of its operations, the Company decided to discontinue its loss-making reinsurance and underwriting management segments. Each business segment consists of one or more separate companies and the results of each segment reflect all fees, income, and direct expenses for the companies in that segment. For example, revenues for the insurance segment include all of the insurance company's income including premiums, policy issuance fees, and investment income.

BROKERAGE

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. These subsidiaries specialize in placing insurance and reinsurance business in workers' compensation, accident and health, and specialty casualty lines. The Company generates fees and commission-based revenues from this business. The brokerage segment generated revenues of $11.2 million in 2000, $24.9 million in 1999 and $27.1 million in 1998. Price competition in the U.S. market and the withdrawal of a number of reinsurers from the market led to a continued reduction in revenues for the brokerage operations in 2000. In addition, the segment has been adversely affected by the disruption caused by widespread reinsurance market disputes and legal proceedings including those involving the Company.

PROGRAM BUSINESS

The Company's program business segment consists of subsidiaries that market insurance products and manage insurance programs developed by the Company. These programs transfer risk from an insured to insurers and ultimately to reinsurers primarily in the workers' compensation market. The segment's subsidiaries are integrated to provide a range of business production and administrative services to insurers. The program business segment services are provided to unaffiliated primary insurers and a Company-owned primary insurer. This segment primarily consists of managing general agency ("MGA"), program management, third party claims administration ("TPA"), and loss control and premium audit companies. The program business segment generated revenues of $15.3 million in 2000, $22.4 million in 1999, and $27.1 million in 1998. This decrease in revenues was due to reduced fee margins on programs and a reduction in program business volume as a result of management's decision to impose more selective underwriting conditions on continuing programs.

The Company's MGA subsidiaries are responsible for marketing programs through a network of retail and wholesale insurance agents. The MGA's are also responsible for underwriting, policy issuance, policy servicing, and administration of the business bound. The Company's MGA network includes offices in Boca Raton, Florida; Dallas, Texas; and New York, New York.

INSURANCE

The Company's insurance segment consists of a New York domiciled insurer, Realm National Insurance Company ("Realm National"). Realm National was acquired by the Company in September 1996 and earns net premiums and policy issuance fees. The insurance segment generated revenues of $23.5 million in 2000, $12.6 million in 1999, and $11.1 million in 1998. This increase in revenues reflects a reduced amount of reinsurance purchased and increase in premium volume written and earned.

Realm National had shareholders' equity of approximately $17.8 million at December 31, 2000 (1999--$21.8 million, 1998--$22.5 million), net premiums earned of approximately $18.5 million for the year ended December 31, 2000 (1999--$9.5 million, 1998--$7.7 million). For the year ended December 31, 2000, Realm National's gross premiums written were $61.4 million (1999--$47.2 million, 1998--$48.6 million); net premiums written were $22.2 million (1999--$8.9 million, 1998--$9.7 million), of which $16.1 million (1999--$7.9 million, 1998--$8.2 million) were related to workers' compensation insurance and $6.1 million (1999--$1.0 million, 1998--$1.5 million) were related to property insurance. Realm National is rated B+ (Very Good) by A.M. Best Company.

DISCONTINUED OPERATIONS

Following a review of its operations, the Company decided on March 6, 2001 to discontinue its loss-making reinsurance and underwriting management segments and put these segments into run-off.

The Company's reinsurance segment consists of its reinsurance subsidiary, Comp Indemnity Reinsurance Company Limited ("CIRCL"). CIRCL primarily reinsured workers' compensation and property and general liability risks. Management had determined in early 1999 to cease underwriting new programs in the reinsurance segment due to unfavourable results, and for this reason, a number of existing contracts were not renewed for the 1999 year. During 2000, further losses were realized in this segment, primarily due to a strengthening of reserves on discontinued programs, together with an increase of $2.5 million in provisions against reinsurance recoveries. Due to the history of operating losses for the segment, together with the cessation of the writing of new programs, the Company decided to completely discontinue the segment and place the operation into run-off.

The reinsurance segment generated revenues of $1.7 million in 2000, $3.1 million in 1999 and $10.9 million in 1998. For the year ended December 31, 2000, CIRCL's gross premiums assumed were $0.3 million (1999--$3.0 million, 1998--$11.8 million), of which $0.2 million (1999--$2.7 million, 1998--$6.9 million) were related to workers' compensation insurance and $0.1 million (1999--$0.3 million, 1998--$4.9 million) were related to property and general liability insurance. Net premiums assumed were $0.4 million (1999--$1.1 million, 1998--$7.7 million).

The Company's underwriting management segment is comprised of companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. The underwriting management segment earned fees for providing underwriting and associated administrative services relating to the business underwritten. Since 1999, the underwriting management segment has experienced a significant reduction in business written, which has led to decreasing revenues over the period. In view of the reduction in revenues, the resulting loss, and the ongoing business prospects for the segment, the Company decided to discontinue the segment and place the operation in run-off. The underwriting management segment generated revenues of $1.6 million in 2000, $4.1 million in 1999, and $3.6 million in 1998.

As a result of the planned run-off of operations for the underwriting management and reinsurance segments, the operating results of the underwriting management and reinsurance segments in the accompanying financial statements have been reported as discontinued operations for all periods presented, and, accordingly, the operating results for periods prior to 2000 have been restated.

MARKETING

The Company's marketing strategies vary by business segment. The Company's program business segment markets its workers' compensation programs and other specialty lines to retail and wholesale insurance agents in the U.S. through its MGA's. Individual MGA offices market their services and products through sales representatives, targeted direct mail, local and regional advertising, seminars, and trade and industry conventions. Given a general reliance on retail agents as an important source of business production, special emphasis is placed on building and maintaining relationships with individual retail agents and on expanding its network of retail producers. To encourage loyalty from the retail agents the Company seeks to provide a high level of service, offer insurance products that satisfy the needs of clients and provide certain incentives for the achievement of the Company's objectives. The Company believes that it has successfully developed a reputation for providing quality service, cost-effective products and strong marketing support, which has enabled it to develop strong relationships with its retail agents and commercial customers. The Company's insurance segment markets its insurance products through the Company's own MGA network and to independent insurance agents through unaffiliated agent networks. The Company's brokerage segment markets its services directly to insurance and reinsurance companies, as well as to insurance agents.

COMPETITION

The business of providing insurance services and products to the workers' compensation and property and casualty insurance markets is highly competitive. The Company competes with providers of traditional insurance coverage and with providers of alternative market services (including domestic and foreign insurance companies, reinsurers, insurance brokers, captive insurance companies, rent-a-captives, self-insurance plans, risk retention groups, state funds, assigned risk pools and other risk-financing mechanisms). The Company believes that the key factors in competing effectively in the risk management market are price, the ability to tailor programs to the needs of the insured, and the ability to rapidly develop new solutions to address changing market conditions. The Company believes that its services and products are competitively priced, and that its combination of services and products enables it to develop tailored programs and be a competitive provider of insurance services and products. However, in periods of soft insurance market conditions, as has existed in recent years, the Company's various business segments are subject to additional competitive pressure in generating premium volume. In addition, the fees that they charge for their services come under pressure as insurers and reinsurers seek to reduce their costs.

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

EMPLOYEES

As of December 31, 2000, the Company had 270 employees. The service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is extremely competitive, the Company believes that its relationships with its employees are good. None of the Company's employees is represented by a union.

REGULATION

The Company's subsidiaries that are engaged in the insurance and discontinued reinsurance segments (Realm National and CIRCL, respectively) are subject to regulation by government agencies in the states and foreign jurisdictions in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company; regulation of certain transactions entered into by an insurance company with any of its affiliates; approval of premium rates and policy forms for many lines of insurance; standards of solvency and minimum amounts of capital and surplus that must be maintained; establishment of reserves required to be maintained for unearned premium, losses and loss expense or for other purposes; limitations on types and amounts of investments; restrictions on the size of risks which may be insured; licensing of insurers and agents; deposits of securities for the benefit of policyholders; and the filing of periodic reports with respect to financial condition and other matters.

Most states require property and casualty insurers licensed to transact insurance in the state to become members of insolvency funds or guaranty associations which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written by a member in that state. Assessments from insolvency funds paid by Realm National in 1998, 1999 and 2000 were immaterial in relation to the Company's consolidated financial statements. The cost of most of these assessments is recoverable through future policy surcharges and premium tax deductions.

Realm National also is required to participate in various state-mandated insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. One such pool is the multi-state workers' compensation pool operated by the National Council on Compensation Insurance. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. Total assessments incurred by Realm National from all such facilities for 1998, 1999, and 2000 were immaterial in relation to the Company's consolidated financial statements.

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

The insurance laws of the State of New York (the "New York Insurance Law") regulates the distribution of dividends and other payments to the Company by Realm National. Under the applicable New York statute, unless prior regulatory approval is obtained, an insurer may not declare or distribute any dividend to shareholders, which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of (i) 10% of its surplus to policyholders as shown by its last statement on file with the New York Department of Insurance, or (ii) 100% of adjusted net investment income during such period. Such restrictions or any additional subsequently imposed restrictions may in the future affect the Company's ability to pay principal and interest on its debt, expenses, and cash dividends to its shareholders.

The National Association of Insurance Commissioners ("NAIC") has adopted a methodology for assessing the adequacy of statutory surplus of property and casualty insurers that includes a risk-based capital requirement. Insurance companies are required to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to monitor the adequacy of an insurer's capital. Under the formula, a company determines its risk-based capital ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Under the formula, a higher ratio reflects a greater adequacy of capital. Based on calculations made by the Company, the RBC level for the Company's insurance subsidiary exceeds levels that would trigger regulatory attention. At December 31, 2000, Realm National's RBC ratio was approximately 288% (1999--416%), and the threshold requiring minimum regulatory involvement was 144%. Therefore, the Company's capital exceeded all requirements of the Risk-Based Capital Model Act. The NAIC has also developed an Insurance Regulatory Information System ("IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values in four or more ratios generally leads to inquiries from individual state insurance commissioners. At December 31, 2000, Realm National had six ratios outside the normal ranges, however management believes that they will be able to satisfy any concerns raised by the regulators.

Realm National is organized under New York Insurance Law. The New York Insurance Law provides that the acquisition or change of "control" of a domestic insurer, or any person who controls a domestic insurer, cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company, or any person controlling a domestic insurance company, must seek approval and generally file with the relevant insurance regulatory authority an application for change of control
(commonly known as a "Form A") containing certain information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. Under the New York Insurance Law, control is presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing ten percent or more of the voting securities of any other person.

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

In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic insurance company admitted in that state. While such pre-notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist, such as undue market concentration.

The Company intends, when appropriate, to eventually expand Realm National's licenses and business to additional states in which it is not currently licensed. In order to obtain a license in a given state, Realm National must complete an application and demonstrate compliance with state licensing requirements. The applicable insurance regulatory authority reviews the application, which may take from three months to two or more years. If all the requirements are met, a license is issued.

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

As a holding company, the Company is not subject to Bermuda insurance regulations. However, the Bermuda Insurance Act 1978, as amended (the "Insurance Act"), which regulates the insurance business of CIRCL, a discontinued reinsurance subsidiary of the Company, provides that no person shall carry on insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance (the "Minister"). The registration of an applicant as an insurer is subject to its compliance with the terms of its registration and such other conditions as the Minister may impose from time to time.

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

CIRCL is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum statutory capital and surplus equal to the greatest of:
(a) $1 million; (b) 20% of the first $6 million of its net premiums written plus 15% of its net premiums written over $6 million; or (c) 15% of its net outstanding losses and loss expenses; (ii) is limited in declaring or paying any dividends during any financial year with respect to a specified minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio; (iii) is prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (iv) is required to report its failure to meet its minimum solvency margin to the Minister within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred. CIRCL is also required to obtain an annual loss reserve opinion issued by a government approved loss reserve specialist. At December 31, 2000, CIRCL was required to maintain a minimum statutory capital and surplus of $1.3 million (1999 - $2.0 million). At that date statutory capital and surplus was $0.8 million (1999 - $2.9 million) and the requirement was therefore not met. Subsequent to year end, the Company contributed an additional $0.6 million to CIRCL to enable it to meet its minimum statutory capital and surplus requirements.

The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees. At December 31, 2000, CIRCL was required to maintain relevant assets of at least $17.2 million (1999 - $23.0 million). At that date relevant assets were approximately $23.7 million (1999 -$33.5 million) and the requirement was therefore met.

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

The activities of Stirling Cooke Brown Insurance Brokers Limited as an insurance broker in the UK require it to be authorized by the General Insurance Standards Council. Authorization by this body involves continuing compliance with rules made by the Council, which require, among other things, that the company maintain a minimum level of working capital, that it supply reports to the Council, and that it conduct its business in accordance with the conduct of business rules published by the Council.

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

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses:

                                 RECONCILIATION OF OUTSTANDING LOSSES AND LOSS EXPENSES
                                            FOR THE YEARS ENDED DECEMBER 31,
                                                1998                     1999                    2000
                                               ------                   ------                  ------
                                      CONTINUING  DISCONTINUED CONTINUING  DISCONTINUED CONTINUING  DISCONTINUED
                                      OPERATIONS   OPERATIONS  OPERATIONS   OPERATIONS  OPERATIONS   OPERATIONS
Balance beginning of year.............    $14,969    $21,307     $30,789      $35,328     $59,421     $33,714
Less outstanding losses recoverable...    (12,869)   (10,203)    (27,048)     (21,098)    (53,050)    (20,217)
                                          -------    -------     -------      -------     ------      -------
Net balance                                 2,100     11,104       3,741       14,230       6,371      13,497
                                          -------    -------     -------      -------     ------      -------
Incurred related to:
          Current year................      4,811      7,767       6,289        2,407      13,617         177
          Prior years.................        (21)     4,714         676        2,998       3,543       6,056
                                          -------    ------      ------       ------      ------      ------
          Total incurred..............      4,790     12,481       6,965        5,405      17,160       6,233
                                          -------    -------     -------      -------     ------      -------
Paid related to:
          Current year................      1,688      1,378       2,528          302       4,308          --
          Prior years.................      1,461      7,977       1,807        5,836       2,260       3,409
                                          -------    -------     -------      -------     ------      -------
          Total paid..................      3,149      9,355       4,335        6,138       6,568       3,409
                                          -------    -------     -------      -------     ------      -------
Net balance                                 3,741     14,230       6,371       13,497      16,963      16,321
Plus outstanding losses recoverable...     27,048     21,098      53,050       20,217      62,857      18,362
                                          -------    -------     -------      -------     ------      -------
          Balance at end of year......    $30,789    $35,328     $59,421      $33,714     $79,820     $34,683
                                          =======    =======     =======      =======     =======     =======

The adverse development during 2000 on prior years in continuing operations primarily reflects the strengthening of loss reserves at the Company's U.S.-based insurance carrier.

The adverse development during 1998, 1999 and 2000 on prior years in discontinued operations primarily reflects the increase in provisions for doubtful reinsurance recoveries of $2.5 million in 1998, $2.1 million in 1999 and $2.4 million in 2000 as discussed in Note 9 to the Consolidated Financial Statements, as well as an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry. The provision is included in the balance sheet as a component of paid and outstanding losses recoverable from reinsurers. The provision is an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or less than the provision established.

The Company's underwriting loss ratio (i.e. the ratio of net losses and net loss expenses to net premium earned) for 2000 for continuing operations was 92.8% (1999--73.7%).

The Company believes that the provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred; however, such a provision is an estimate and the losses may ultimately be significantly greater or less than the provision established. The Company has limited historical loss experience available to serve as a basis for the estimation of ultimate losses. The Company's exposure to the effect of future movements in its loss reserves has been increased by the reduction in the level of reinsurance purchased by Realm National on its programs.

The previous table represents a reconciliation of reserves in accordance with generally accepted accounting principals ("GAAP"). The following table reconciles the difference between those reserves and those contained in regulatory filings made by the Company's subsidiaries in accordance with statutory accounting practices ("SAP").

                  RECONCILIATION OF SAP AND GAAP RESERVES

                                                                       FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                       1998                    1999                    2000
                                                      ------                  ------                  ------
                                             CONTINUING DISCONTINUED  CONTINUING DISCONTINUED CONTINUING  DISCONTINUED
                                             OPERATIONS  OPERATIONS   OPERATIONS  OPERATIONS  OPERATIONS   OPERATIONS
                                                                     (DOLLARS IN THOUSANDS)
Reserves for losses and loss adjustment
      expenses, end of year SAP.............   $ 3,794     $14,230      $ 4,765     $13,497    $ 14,877    $16,321
Gross-up for ceded reinsurance reserves.....    27,048      21,098       53,050      20,217      62,857     18,362
Provision for salvage receivable not
      included on a SAP basis...............       (30)         --          (31)         --          --         --
Provision for uncollectible reinsurance.....        --          --        1,637          --       1,637         --
Reclassification of other liabilities.......        --          --           --          --         449         --
Provision for loss portfolio transfer not
      included in SAP reserves..............       (23)         --           --          --          --         --
                                               -------     -------      -------     -------    --------    -------

Reserves for losses and loss adjustment
      expenses, end of year GAAP............   $30,789     $35,328      $59,421     $33,714    $79,820     $34,683
                                               =======     =======      =======     =======    =======     =======

The following table presents the development of the Company's ongoing net reserves for 1997 through 2000. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Deficiency" represents the aggregate change in the estimates over all prior years. The Company's insurance entities were both purchased in 1996 so, accordingly, there has only been four years' movement in the Company's reserves. It should be noted that the following table presents an analysis of loss and loss expense development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.


               ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                  (NET OF OUTSTANDING LOSSES RECOVERABLE)

CONTINUING OPERATIONS                                               FOR THE YEARS ENDED
                                                                    -------------------
                                                                        DECEMBER 31,
                                                                        ------------
                                                     1996        1997        1998       1999      2000
                                                   --------    --------    --------   --------  --------
                                                                   (DOLLARS IN THOUSANDS)
    Gross reserve for losses and loss
      adjustment expenses.....................     $14,371     $ 14,968    $30,789    $ 59,421   $ 79,820
    Less outstanding losses recoverable.......     (12,610)     (12,869    (27,048)    (53,050)   (62,857)
                                                  --------     --------    -------    --------   --------
    Net reserve for losses and loss adjustment
      expenses................................       1,761        2,099      3,741       6,371     16,963
    Reserve re-estimated as of:
                 One year later...............       1,486        2,077      4,417       8,272         --
                 Two years later..............       1,278        2,814      4,509          --         --
                 Three years later............       1,268        2,455         --          --         --
                 Four years later.............       1,265           --         --          --         --
                                                  --------     --------    -------    --------   --------
    Cumulative deficiency.......................       496         (356)      (768)     (1,901)        --
                                                  --------     --------    -------    --------   --------

    Percentage                                      28.2%        (17.0%)    (20.5%)     (29.8%)        --
                                                  --------     --------    -------    --------   --------

    Cumulative amount of reserve paid through:
                 One year later.................       955        1,461      1,547       5,570         --
                 Two years later................     1,095        1,980      2,190          --         --
                 Three years later..............     1,263        2,249         --          --         --
                 Four years later...............     1,265           --         --          --         --

The increase in reserves one year later, two years later and three years later on 1997, 1998 and 1999 reserves reflects primarily the strengthening of loss reserves at the Company's U.S.-based insurance carrier.

DISCONTINUED OPERATIONS                                             FOR THE YEARS ENDED
                                                                    -------------------
                                                                        DECEMBER 31,
                                                                        ------------
                                                     1996        1997        1998       1999      2000
                                                   --------    --------    --------   --------  --------
                                                                   (DOLLARS IN THOUSANDS)
    Gross reserve for losses and loss
       adjustment expenses......................   $ 9,930    $ 21,308     $35,328    $ 33,714   $ 34,683
    Less outstanding losses recoverable.........    (3,978)    (10,203)    (21,098)    (20,217)   (18,362)
                                                  --------     --------    -------    --------   --------
    Net reserve for losses and loss adjustment
       expenses.................................     5,952      11,105      14,230      13,497     16,321
    Reserve re-estimated as of:
                 One year later.................     7,004      15,820      17,228      19,552         --
                 Two years later................    10,552      19,980      23,257          --         --
                 Three years later..............    11,824      25,750          --          --         --
                 Four years later...............    14,900          --          --          --         --
                                                  --------     --------    -------    --------   --------
    Cumulative deficiency.......................    (8,948)    (14,645)     (9,027)     (6,055)        --
                                                  --------     --------    -------    --------   --------

    Percentage                                     (150.3%)    (131.9%)     (63.4%)    (44.9%)         --
                                                  --------     --------    -------    --------   --------

    Cumulative amount of reserve paid through:
                 One year later.................     2,494       7,977       5,836       3,408         --
                 Two years later................     6,574      12,117       8,788          --         --
                 Three years later..............     8,975      14,139          --          --         --
                 Four years later...............    10,599          --          --          --         --

The increase in net reserves one year later, two years later, three years later and four years later on 1996, 1997, 1998 and 1999 reserves reflects primarily an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry, and an increase in provisions for doubtful reinsurance recoveries discussed in
Note 9 to the consolidated financial statements.

ITEM 2--PROPERTIES

The Company's head office is located in Hamilton, Bermuda. This facility currently serves as the headquarters for the financial and administrative departments of the Company and the Company's Bermuda subsidiaries. The following table sets forth additional information concerning the Company's facilities:

                                    APPROXIMATE
           PROPERTY                 SQUARE FEET     LEASE EXPIRATION
     ---------------------------    -----------   --------------------
     Hamilton, Bermuda..........       5,900      June 20, 2006
     London, England............      12,500      August 10, 2009
     Dallas, Texas..............      14,700      August 31, 2003
     Dallas, Texas..............      10,500      May 31, 2001
     New York, New York.........       7,900      October 31, 2003
     New York, New York.........       2,800      September 14, 2004
     Bradenton, Florida.........      12,350      June 28, 2008
     Boca Raton, Florida........      13,750      January 15, 2005
     Southington, Connecticut...       2,460      August 31, 2011

All of the Company's facilities are leased. Aggregate lease payments for 2000 were $1.9 million (1999 - $2.8 million). The Company anticipates that it will be able to extend these leases as they expire or, if necessary or desirable, locate substitute facilities on acceptable terms.


ITEM 3--LEGAL PROCEEDINGS

(a) The proceedings which Sphere Drake Insurance Limited ("Sphere Drake") caused to be issued on February 29, 2000 in the London Commercial Court (equivalent to a civil complaint in U.S. jurisdictions) against two of the Company's U.K. subsidiaries, two former officers of those subsidiaries and others, remain pending. Sphere Drake alleges, in substance, that each and every contract placed with it through its underwriting agent by the Company's U.K. broker subsidiary was commercially unreasonable. Sphere Drake further alleges that this was obvious to the broker and that, accordingly, the London Commercial Court should infer a conspiracy between the broker and the underwriting agent to defraud Sphere Drake, thereby allowing it to treat as void from the outset all of the inwards reinsurance contracts placed through the underwriting agent by the Company's broker subsidiary. These proceedings currently are focused on preparation for the trial of the action, which is scheduled for October 2001.

It is the opinion of management that the claims described in Sphere Drake's action are without merit and the case is being and will be defended vigorously.

(b) The Company, together with one of its London subsidiaries and a former employee of that subsidiary, filed a motion to dismiss the claims asserted against them in the amended complaint in an existing action in the New York State Supreme Court brought by AXA Reassurance S.A. ("AXA"), in which AXA seeks to void reinsurance contracts entered into in connection with certain "reinsurance-backed gap film financing" arrangements ("Film Finance Covers") brokered by the Company's London subsidiary. The Court ruled on March 8, 2001, that it would hold the motion in abeyance pending further discovery. The Company, its subsidiary and the former employee currently are engaged in ongoing discovery proceedings in the action.

The Company, together with one of its London subsidiaries and a former employee of that subsidiary, were named in a third-party complaint filed on or about February 20, 2001 in federal district court in California by defendant AXA Corporate Solutions (U.K.) Ltd. (allegedly misnamed in plaintiff's complaint as AXA RE UK). The third-party complaint alleges fraudulent and/or wrongful inducement to contract allegedly resulting in exposure to liability for claims under another Film Finance Cover brokered by the Company's London subsidiary. The Company, its London subsidiary and the former employee are in the process of evaluating their response to the third-party complaint, including the possibility of moving to dismiss the complaint.

Two of the Company's London subsidiaries, together with other unrelated parties, have been named in: (i) a complaint in federal district court in California; and, (ii) a third-party complaint in an existing action in the New York State Supreme Court, each filed on March 16, 2001 by New Hampshire Insurance Company. Each pleading alleges identical claims of fraudulent inducement and negligent misrepresentation in connection with another Film Finance Cover. The London subsidiaries are in the process of evaluating their responses to these complaints, including the possibility of filing motions to dismiss.

It is the opinion of management that the claims described in these actions are without merit and the cases are being and will be defended vigorously.

(c) Several arbitration proceedings currently are pending in England between reinsurers and ceding insurers relating to reinsurance transactions involving the personal accident excess of loss market in London ("LMX") for the account years 1993, 1994, 1995 and 1996. Although neither the Company nor its broker subsidiaries is a party to any of these arbitrations, certain of the Company's subsidiaries acted as a reinsurance broker for ceding insurer clients that are parties to certain of the arbitrations.

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

With the exception of: (a) one inactive proceeding which the subsidiaries have been informed will be withdrawn; and (b) two related proceedings pending against certain subsidiaries of the Company, and certain current and former officers of these subsidiaries, each of which is in a very early procedural stage, all judicial proceedings against the Company's subsidiaries relating to these matters have been stayed or held in abeyance pursuant to standstill agreements or court order.

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

The Company understands that substantial progress has been and continues to be made by various market participants in settling ongoing reinsurance disputes, including many of the market participants that are parties to the arbitrations and other proceedings described above. The Company understands that a settlement by certain market participants of reinsurance disputes arising in the 1994 year of account (the "1994 Year of Account Settlement") has been executed.

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

(d) Beginning in late 1998 and 1999, the reinsurance markets in which the Company historically has been involved experienced considerable disruption for a variety of reasons, including but not limited to the LMX market disputes described above and other disputes involving the North American workers' compensation reinsurance market. The effects of this disruption have continued up to the present time.

One result of this market disruption has been that certain reinsurers with whom the Company's broker subsidiaries placed business on behalf of ceding insurer clients suspended claims payments to those clients, as well as to the Company's insurance and reinsurance subsidiaries, in certain instances also claiming a right to rescind the reinsurance contracts. As a result, a number of arbitrations were commenced between Company clients and their reinsurers. The Company has endeavoured consistently to provide support to its clients in connection with these proceedings. In one ongoing arbitration involving Realm National, that company has succeeded in obtaining $4.8 million in interim relief from a reinsurer by order of the arbitration panel pending a final determination of the matters in issue.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 2000.


               PRINCIPAL EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the Principal Executive Officers of the Company at March 15, 2001.

       NAME                    AGE                 POSITION
       ----                    ---    ---------------------------------------
       Stephen A. Crane.....   55     President, Chief Executive Officer
                                        and Director (1)
       Len Quick............   58     Chief Operating Officer and Director (2)
       George W. Jones......   46     Chief Financial Officer and Director (3)
       James Lawless, IV....   46     Senior Vice President, General Counsel
                                        and Corporate Secretary


(1) Term as Director expires at Annual General Meeting in 2002.

(2) Term as Director expires at Annual General Meeting in 2003.

(3) Term as Director expires at Annual General Meeting in 2001.

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

                                  PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's ordinary shares, $0.25 par value, have been quoted on the Nasdaq National Market under the symbol "SCBHF" since November 26, 1997. The ordinary shares were listed in connection with the Company's initial public offering completed in December 1997. As of March 15, 2001, the approximate number of holders of the Company's ordinary shares was 900.

The following table sets forth the high and low closing sale prices per share of the Company's ordinary shares on the Nasdaq National Market for the calender quarters of 1999 and 2000:

                                                  HIGH       LOW
                                                  ----       ---
Year ended December 31, 1999
         First Quarter.......................    $18 3/4     $7
         Second Quarter......................    $7 1/2      $3 1/4
         Third Quarter.......................    $5 15/16    $1 11/32
         Fourth Quarter......................    $3 7/32     $1 3/8
Year ended December 31, 2000
         First Quarter.......................    $3 11/16    $1 7/8
         Second Quarter......................    $3 1/8      $1 13/16
         Third Quarter.......................    $2 1/4      $1 15/16
         Fourth Quarter......................    $2          $1


     The closing sale price per share of the Company's ordinary shares on the Nasdaq National Market on March 15, 2001 was $1.

     During both 1999 and 2000, the Company paid dividends of $0.12 per ordinary share. Dividends are paid quarterly. A dividend of $0.03 per ordinary share was declared on March 6, 2001 and will be paid on April 10, 2001 to shareholders of record at March 26, 2001. The declaration and payment of future dividends is at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company, general business conditions and other factors. The Company's ability to pay dividends is partially restricted due to various insurance regulations and tax considerations relating to certain of its subsidiaries. See "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements.

     During 1999, the Company purchased 356,400 ordinary shares on the open market at a total cost of $4,423,000. These shares were recorded as treasury stock at cost. The Company now holds a total of 443,400 ordinary shares in treasury at a total cost of $5.7 million.

In November  2000,  the Company  issued  100,000  restricted  shares to Mr.
Stephen A. Crane. The shares issued are subject to certain transfer restrictions which lapsed with respect to 33 1/3% of these shares on the date of their issuance. Restrictions on the balance of the shares will lapse equally in each of November 2001 and November 2002, contingent on Mr. Crane's continued employment with the Company.

     Under current Bermuda law, there is no Bermuda income tax, withholding tax, captial gains or capital transfer tax on the Company or its
shareholders   in  respect  of  the   payment  of   dividends   or  capital
transactions.

ITEM 6--SELECTED FINANCIAL DATA

The  selected   consolidated   financial  data  below  should  be  read  in
conjunction with the Consolidated Financial Statements and the notes thereto presented under Item 8.

                                                                AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                        1996         1997(1)     1998        1999          2000
                                                      --------     ----------  --------    --------      --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues......................................           $34,598   $ 51,754    $70,634      $60,560       $ 50,933
Income (loss) from continuing operations
    before taxation...........................             9,208     13,370     21,090       (7,403)       (18,499)
Taxation......................................             2,281      2,925      3,790       (2,583)        (2,523)
Net income (loss) before discontinued segments             6,927     10,445     17,300       (4,820)       (15,976)
Net income (loss) from discontinued segments..             2,991      2,548     (1,282)      (1,590)       (11,029)
Net income (loss) before cumulative effect
   of a change in accounting principle........             9,918     12,993     16,018       (6,410)       (27,005)
Cumulative effect of a change in accounting
   principle (2)..............................                 0          0          0         (307)             0
Net income (loss) from operations.............            $9,918    $12,993    $16,018      $(6,717)      $(27,005)

BASIC EARNINGS PER SHARE
Net income (loss) per share(3)................             $1.22      $1.55      $1.63      $ (0.71)      $  (2.86)
Weighted average number of ordinary
   shares outstanding.........................         8,100,782  8,383,482  9,814,101    9,480,356      9,434,219
DILUTED EARNINGS PER SHARE
Net Income (loss) per share assuming dilution(3)           $1.19      $1.53      $1.63      $ (0.71)       $ (2.86)
Weighted average number of ordinary
   shares outstanding assuming dilution.......         8,306,610  8,515,473  9,840,159    9,480,356      9,434,219

Dividends paid per ordinary share.............             $0.00      $0.00      $0.12        $0.12          $0.12

BALANCE SHEET DATA:
Total assets(4)...............................          $235,084   $406,330   $649,641   $1,011,409     $1,139,007
Long term debt................................                 0          0          0            0              0
Ordinary shares subject to redemption(5)......            14,457          0          0            0              0
Total shareholders' equity....................          $ 29,001   $ 83,103    $97,632      $84,832        $56,879

(1) Includes the operations of Realm National from its September 1996 acquisition by the Company and the operations of North American Risk, Inc. from its July 1996 acquisition by the Company. All of such acquisitions were accounted for as purchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ".

(2) See Note 2(q) of Notes to the Consolidated Financial Statements for an explanation of the cumualtive effect of a change in accounting principle.

(3) See Note 2(l) of Notes to the Consolidated Financial Statements for an explanation of the methods used to determine Net Income per share.

(4) Total assets comprise corporate assets together with cash held and insurance balances receivable in a fiduciary capacity. See Note 4 to 5 the Consolidated Financial Statements.

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

Results of Operations For the Years Ended December 31, 2000, 1999 and 1998.

Net loss from operations for 2000 was $27.0 million, compared to 1999 net loss from operations of $6.7 million and 1998 net income from operations of $16.0 million. Following a review of its operations, the Company decided to discontinue its loss-making reinsurance and underwriting management segments. In light of this decision and following a comprehensive review of the value of all of its intangible assets, the Company took a charge against income in respect of the write-off of a significant portion of its goodwill. The write-off of goodwill, together with the annual amortization, resulted in a total charge against income for the year of $6.7 million, the majority of which related to the write-off of goodwill in respect of discontinued segments. The write-off of goodwill, together with additional strengthening of reserves against losses arising from discontinued programs in the reinsurance segment, resulted in losses from discontinued operations of $11.0 million for the year, compared to losses of $1.6 million for 1999 and $1.3 million for 1998.

Net loss from continuing operations before discontinued segments for 2000 was $16.0 million compared to a net loss continuing operations before discontinued segments of $4.8 million in 1999 and net income from continuing operations before discontinued segments of $17.3 million in 1998. The results for the year for continuing operations were affected by a number of different factors. The U.S. workers' compensation market in which the Company conducts most of its business remained a difficult environment in which to operate. The Company's risk-taking insurance segment recorded increased underwriting losses for the year, primarily arising from programs which are being discontinued. The program business segment suffered increased losses for the year due to decreased revenues as a result of reduced fee margins on programs and a reduction in program business volume following management's decision to impose more selective underwriting conditions on continuing programs. The brokerage segment also recorded a loss for the period primarily due to a significant decrease in business being brokered following the substantially diminished reinsurance capacity for workers' compensation business. The Company also continued to suffer from continuing costs and provisions pertaining to reinsurance-related disputes in which the Company and others were involved during the year, including certain litigation.


                                             REVENUES AND NET INCOME

                                                                      For the Years Ended December 31,
                                                                ----------------------------------------
                                                                    1998           1999           2000
                                                                    ----           ----           ----
                                                                          (dollars in thousands)
         Revenues from continuing operations                  $   70,634       $  60,560      $  50,933
         Expenses from continuing operations                      49,544          67,963         69,432
                                                              ----------       ---------      ---------
         Income (loss) before taxation                            21,090          (7,403)       (18,499)
         Taxation from continuing operations                       3,790          (2,583)        (2,523)
                                                              ----------       ---------      ---------
         Net Income (loss) from continuing
              operations before discontinued
              segments                                            17,300          (4,820)       (15,976)
         Net loss from discontinued segments                      (1,282)         (1,590)       (11,029)
                                                              ----------       ---------      ---------
         Net Income (loss) before cumulative effect  of a
              change in accounting principle                      16,018          (6,410)       (27,005)
         Cumulative effect of a change in accounting
              principle                                               --             307             --
                                                              ----------       ---------      ---------
         Net Income (loss) from operations                    $   16,018       $  (6,717)     $ (27,005)
                                                              ==========       =========      =========

         Net Income (loss) per Share - Basic                  $     1.63       $     (0.71)   $  (2.86)
         Net Income (loss) per Share assuming dilution        $     1.63       $     (0.71)   $  (2.86)

Revenues from continuing operations of $50.9 million in 2000 represented a $9.7 million decrease versus 1999 revenues from continuing operations of $60.6 million, which were $10.0 million below 1998 revenues from continuing operations of $70.6 million. Net loss from operations of $27.0 million in 2000 compares to a net loss from operations of $6.7 million in 1999 and net income from operations of $16.0 million in 1998. The decline in revenues from continuing operations in 2000 reflected the difficult market conditions in the brokerage and program business segments, which were partially offset by increased premium volume written and earned in the insurance segment as the insurance segment wrote more business and reduced the amount of reinsurance purchased for its programs. Expenses from continuing operations including insurance costs of $69.4 million in 2000 represent a $1.4 million increase over 1999 expenses from continuing operations of $68.0 million, which increased $18.5 million over 1998 expenses from continuing operations of $49.5 million. Insurance costs for the year 2000 increased to $22.6 million compared to $10.1 million in 1999 and $6.8 million in 1998. The increase in insurance costs for the year was primarily due to the increase in net premiums earned but also reflects a significant strengthening of reserves in the Company's U.S.-based insurance carrier.

Expenses from continuing operations excluding insurance costs for the year 2000 were $46.8 million versus $57.9 million in 1999 and $42.7 million in 1998. This decrease in expenses from continuing operations reflects the benefits of the restructuring program begun in 1999 together with a general reduction in administrative costs as a result of reduced business volume. This decrease in expenses from continuing operations was partially offset by continued costs and provisions pertaining to reinsurance-related disputes in which the Company is involved including certain litigation.

Basic net loss per share was $2.86 in 2000, as compared to basic net loss per share of $0.71 in 1999 and basic net income per share of $1.63 in 1998. Diluted net loss per share was $2.86 in 2000, as compared to diluted net loss per share of $0.71 in 1999 and diluted net income per share of $1.63 in 1998.

                     REVENUES AND NET INCOME BY SEGMENT

                                         Revenues                         Income (loss) before tax
                              For the Years Ended December 31,        For the Years Ended December 31,
                              --------------------------------        --------------------------------
                                 1998         1999        2000         1998          1999           2000
                                 ----         ----        ----         ----          ----           ----
                                   (dollars in thousands)                  (dollars in thousands)
CONTINUING OPERATIONS:
Brokerage                        $27,144     $24,879     $11,190       $11,501      $  2,706    $  (4,838)
Program Business                  27,119      22,444      15,337         5,187        (2,716)      (5,057)
Insurance                         11,073      12,557      23,532         1,169        (2,139)      (5,046)
Other                              5,298         680         874         3,233        (5,749)      (3,558)
                                 -------     -------     -------       -------      --------    ---------
Total                            $70,634     $60,560     $50,933       $21,090      $ (7,898)   $ (18,499)
                                 =======     =======     =======       =======      =========   ==========

DISCONTINUED OPERATIONS:
Underwriting management            3,554       4,123       1,598        2,075          1,812       (4,937)
Reinsurance                       10,905       3,138       1,738       (3,357)        (3,402)      (6,092)
                                 -------     -------     -------       -------      --------    ---------
Total                            $14,459      $7,261      $3,336    $  (1,282)      $ (1,590)   $ (11,029)
                                 =======      ======      ======    ==========      =========   ==========

Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Brokerage segment revenues of $11.2 million in 2000 represented a decrease of $13.7 million from brokerage segment revenues of $24.9 million in 1999, which had decreased $2.2 million from brokerage segment revenues of $27.1 million in 1998. This decrease in brokerage segment revenues was primarily the result of reduced business being brokered due to significantly diminished reinsurance capacity for workers' compensation business.

The brokerage segment's loss before tax of $4.8 million in 2000 represented a decrease of $7.5 million from income before tax of $2.7 million in 1999, which had decreased $8.8 million from income before tax of $11.5 million in 1998. The 2000 net loss reflects the decrease in revenues which was partially offset by a decrease in brokerage segment expenses. Expenses for the segment continued to be impacted by significant costs and provisions associated with widespread reinsurance disputes involving the Company or its clients including certain litigation.


Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $15.3 million in 2000 represented a decrease of $7.1 million from program business revenues of $22.4 million in 1999, which had decreased $4.7 million from program business revenues of $27.1 million in 1998. This decrease was due to reduced fee margins on programs and a reduction in program business volume due to management's decision to impose more selective underwriting conditions on continuing programs.

The program business segment loss before tax of $5.1 million in 2000 represented an increase in loss before tax of $2.4 million from loss before tax of $2.7 million in 1999, which had decreased $7.9 million from income before tax of $5.2 million in 1998. The increase in segment losses reflects the decrease in program fee revenues which was only partially offset by a reduction in operating costs. The Company continued to restructure its program segment operations, which resulted in the consolidation and streamlining of its operations in order to reduce expenses and increase efficiencies.


Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company. Insurance segment revenues of $23.5 million in 2000 represented an increase of $10.9 million from insurance segment revenues of $12.6 million in 1999, which reflected a $1.5 million increase from insurance segment revenues of $11.1 million in 1998. Gross written premiums were $61.4 million in 2000, which represented a $14.2 million increase from $47.2 million in 1999, which in turn reflected a $1.4 million decrease from $48.6 million in 1998. Net premiums earned increased to $18.5 million in 2000, which represented a $9.0 million increase from $9.5 million in 1999, which was a $1.8 million increase from $7.7 million in 1998. The remainder of the growth in revenues was primarily due to an increase in policy issuance fees. Policy issuance fees were $3.2 million in 2000, which represented a $0.7 million increase from $2.5 million in 1999, which was a $0.4 million increase from $2.1 million in 1998. The increase in insurance segment revenues reflects an increase in premium volume written and earned as the company wrote more business and reduced the amount of reinsurance purchased for its programs.

Loss before tax for the insurance segment of $5.0 million in 2000 represented an increase of $2.9 million from loss before tax of $2.1 million in 1999, which in turn had decreased $3.3 million from income before tax of $1.2 million in 1998. The increased loss before tax resulted from a strengthening of reserves against losses incurred on business written, primarily in respect of programs which are being discontinued.

Other
-----

Other revenues includes primarily the Company's holding companies and other non-operating subsidiaries, as well as income earned or provisions against investments in non-consolidating affiliates. Other revenues of $0.9 million in 2000 consisted primarily of net investment income, and represented an increase of $0.2 million from other revenues of $0.7 million in 1999, which in turn reflected a decrease of $4.6 million from other revenues of $5.3 million in 1998. Loss before tax for the year was $3.6 million, compared to a loss before tax of $5.7 million in 1999 and income before tax of $3.2 million in 1998. The loss before tax for the year primarily reflects costs in respect of ongoing operating expenses and a provision against investments in associated companies.

Discontinued operations
-----------------------

Following a review of its operations, the Company decided to discontinue its loss-making reinsurance and underwriting management segments. In light of this decision, the Company took a charge against income of $5.2 million to write off goodwill in respect of these operations.

The Company's discontinued underwriting management segment comprised companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. Underwriting management revenues of $1.6 million in 2000 represented a decrease of $2.5 million from underwriting management revenues of $4.1 million in 1999, which had increased $0.5 million from underwriting management revenues of $3.6 million in 1998.

Underwriting management segment loss before tax of $4.9 million in 2000 represented a decrease of $6.7 million from income before tax of $1.8 million in 1999, which in turn reflected a $0.3 million decrease from income before tax of $2.1 million in 1998. In view of the reduction in underwriting management revenues, the resulting net loss, and the ongoing business prospects for the segment, the Company decided to discontinue the underwriting management segment. The net loss for the year reflects the decreased revenues, together with a write-off of associated goodwill following the decision to discontinue these operations.

The Company's discontinued reinsurance segment consisted of its reinsurance subsidiary, CIRCL. CIRCL primarily reinsured workers' compensation and property and general liability risks. Reinsurance segment revenues of $1.7 million in 2000 represented a decrease of $1.4 million from reinsurance segment revenues of $3.1 million in 1999, which in turn had decreased $7.8 million from reinsurance segment revenues of $10.9 million in 1998. Net premiums earned were the largest component of revenues in CIRCL. Net premiums earned of $0.9 million in 2000 represented a decrease of $1.5 million from net premiums earned of $2.4 million in 1999, which in turn reflected a $7.7 decrease from net premiums earned of $10.1 million in 1998.

Reinsurance segment loss before tax of $6.1 million in 2000 represented an increase in loss before tax of $2.7 million from a loss before tax of $3.4 million in 1999, which in turn was equal to loss before tax of $3.4 million in 1998. The primary reason for the loss before tax during 2000 was a strengthening of reserves on discontinued programs together with an increase of $2.1 million in provisions against reinsurance recoveries. CIRCL has experienced substantial delays in collection of reinsurance recoverables from certain of its reinsurers. CIRCL therefore has established a provision in the amount of $7.0 million against reinsurance contracts with projected reinsurance recoverables of a total of $27.4 million. This provision has been included in the balance sheet as a component of paid losses recoverable from reinsurers. The segment loss for 2000 also reflects the write off of associated goodwill following the decision to discontinue this operation.


Liquidity and Capital Resources
-------------------------------

At December 31, 2000, the Company held cash and marketable securities of $76.0 million, compared to $84.8 million at December 31, 1999. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $39.0 million at December 31, 2000, compared to $56.8 million at December 31, 1999. These decreased cash balances reflect the slow-down in the Company's business activities for 2000, the impact of delays in receiving outstanding reinsurance recoveries and the net loss for the year. Of the $76.0 million of cash and marketable securities held by the Company, $49.3 million (1999--$54.3 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At December 31, 2000, the Company's investment portfolio (at fair market value) totalled $34.6 million (1999--$34.1 million). The portfolio consisted primarily of U.S. Treasury obligations, short-term cash and A-rated corporate debt securities.

During the year ended December 31, 2000, the Company's operating activities used $7.8 million of net cash, compared to using $4.1 million of net cash during 1999 and generating $28.7 million in 1998. The cash generated from (used by) operating activities varies according to the Company's net income
(loss) and the timing of collections and payments of the Company's own insurance and reinsurance balances.

The increase of $137.8 million in insurance and reinsurance balances receivable, and the corresponding increase of $135.5 million in insurance and reinsurance balances payable, primarily reflects the growth in clients' claims balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and underwriting management segment subsidiaries experienced a significant growth in client balances receivable and payable recorded at the end of the year, reflecting this accumulation of claims due from one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet.

The Company used $4.4 million during the year ended December 31, 1999 to repurchase 356,400 of its own shares on the open market.

Shareholders' equity decreased by $27.9 million, to $56.9 million, at December 31, 2000 from $84.8 million at December 31, 1999, due primarily to the net loss incurred for the year.

The Company had no outstanding debt at December 31, 1999 and 2000.


Accounting Pronouncements
-------------------------

In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets representing future recoveries of assessments through premium tax offsets or policy surcharges. The SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted this standard effective January 1, 1999 and it did not have a significant impact on the Company's financial position or results of operations.

During 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities". The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the first quarter of 1999 was approximately $307 (net of tax of $188).

In November 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk". This statement is effective for all quarters of fiscal years beginning after June 15, 1999. This SOP provides accounting guidance for insurance and reinsurance contracts that do not transfer risk, as determined by the provisions of SFAS No. 113. The Company adopted this standard effective January 1, 1999 and it did not have a significant impact on the Company's financial position or results of operations.

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement is an amendment of SFAS No. 133 with respect to the accounting and reporting standards for certain derivative instruments and certain hedging activities. Initial application of SFAS No. 133, as amended, began on January 1, 2001, and it is not expected to have a significant impact on the Company's financial position or results of operations.

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

Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-K for a discussion of the factors that may cause actual results to differ from any results expressed or implied by these forward-looking statements.


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


ITEM 7A--MARKET RISK

The Company's investment portfolio is comprised of fixed maturity investments, equity securities, and short term investments. The Company's exposure to market risk is primarily limited to changing interest rates, primarily in the United States, as all fixed maturity investments are denominated in U.S. dollars. The fair value of the fixed maturity investments at December 31, 2000 was $26.1 million. A change in interest rates will affect the fair value of the Company's investments and will lead to fluctuations in "Accumulated Other Comprehensive Income" on the balance sheet. The Company does not use derivative financial instruments to manage market risk in its portfolio.

The table below (expressed in millions of U.S. dollars) presents the par value amounts and related weighted average interest rates by year of maturity for the Company's U.S. dollar denominated investment portfolio.

                       2001   2002   2003   2004   2005   2006   2009   2012   2019   TOTAL
                       ----   ----   ----   ----   ----   ----   ----   ----   ----   -----

Fixed Maturity
  Investments ($)      4.2    1.8    4.7    9.3    2.7    1.5    1.0    0.5    0.4    26.1
                       ---    ---    ---    ---    ---    ---    ---    ---    ---    ----

Weighted average       6.0%   7.4%   5.7%   5.7%   3.7%   7.3%   5.3%   5.6%   6.3%   5.73%
  interest rate        ----   ----   ----   ----   ----   ----   ----   ----   ----   -----

Given the limited value of balances and transactions in foreign currencies, the Company's exposure to foreign currency movements is considered to be insignificant.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements and Related Notes:

                                                                         PAGE #
      Reports of Independent Public Accountants.......................       23
      Consolidated Balance Sheets.....................................       25
      Consolidated Statements of Income and Comprehensive
         Income.......................................................       26
      Consolidated Statements of Changes in Shareholders' Equity......       27
      Consolidated Statements of Cash Flows...........................       28
      Notes to Consolidated Financial Statements......................    29-50

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

We have audited the consolidated balance sheets of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Stirling Cooke Brown Holdings Limited and subsidiaries for the year ended December 31, 1998 were audited by other auditors whose report, dated March 5, 1999, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

We have also audited the adjustments described in Note 3 that were applied to restate the 1998 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Arthur Andersen LLP

Arthur Andersen LLP
New York, New York
March 13, 2001

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

We have audited the consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows of Stirling Cooke Holdings Limited and subsidiaires for the year ended December 31, 1998, before the restatement described in Note 3 to the financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements (before restatement) referred to above present fairly, in all material respects, the results of operations and cash flows of Stirling Cooke Brown Holdings Limited and subsidiaries for the year ended December 31, 1998, in conformity with United States generally accepted accounting principles.

/S/ KPMG

KPMG
Hamilton, Bermuda
March 5, 1999


                                STIRLING COOKE BROWN HOLDINGS LIMITED

                                    CONSOLIDATED BALANCE SHEETS

                                    DECEMBER 31, 1999 AND 2000
                (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                          ASSETS                                       1999         2000
                                          ------                                     --------     --------
Marketable securities, at fair value (Note 6)
  Debt securities (amortized cost, 1999--$29,555, 2000--$26,166).................     $28,802      $26,091
  Equity securities (cost, 1999--$3,340, 2000--$2,567)...........................       4,051        2,636
  Short term investments (amortized cost, 1999--$1,256, 2000--$5,887)............       1,256        5,887
                                                                                   ----------   ----------
Total marketable securities......................................................      34,109       34,614
Cash and cash equivalents (Note 4)...............................................      50,706       41,358
Fiduciary funds-restricted (Notes 4 and 5).......................................      56,829       39,015
Insurance and reinsurance balances receivable (Notes  4 and 5)...................     734,868      872,666
Paid losses recoverable from reinsurers (Note 9) ................................      13,293       26,254
Outstanding losses recoverable from reinsurers (Notes 9 and 10)..................      73,267       81,219
Deferred acquisition costs.......................................................       1,745        2,033
Deferred reinsurance premiums ceded (Note 9).....................................      16,144       13,088
Deferred tax asset (Note 13).....................................................       3,315        5,783
Goodwill (Note 2(j)).............................................................       8,664        1,969
Other assets (Note 7)............................................................      12,352       16,060
Income taxes receivable (Note 13) ...............................................       2,600        1,113
Assets related to deposit liabilities (Note 8)...................................       3,517        3,835
                                                                                   ----------   ----------
          Total assets...........................................................  $1,011,409   $1,139,007
                                                                                   ==========   ==========


                                    LIABILITIES
                                    -----------
Outstanding losses and loss expenses (Note 10)...................................     $93,135     $114,503
Unearned premiums................................................................      20,959       21,087
Deferred income..................................................................       4,695        2,970
Insurance and reinsurance balances payable (Note 5) .............................     774,888      910,437
Funds withheld...................................................................       9,580        1,565
Accounts payable and accrued liabilities.........................................      19,803       27,731
Deposit liabilities (Note 8).....................................................       3,517        3,835
                                                                                   ----------   ----------
          Total liabilities......................................................     926,577    1,082,128
                                                                                   ----------   ----------

Commitments and Contingencies (Notes 17 and 20)

                                   SHAREHOLDERS' EQUITY
                                   --------------------
Share capital
   Authorized 20,000,000 ordinary shares of par value $0.25 each. Issued
   and fully paid 9,963,372 ordinary shares (1999--9,863,372) (Note 11)..........       2,466        2,466
Additional paid in capital.......................................................      54,167       54,167
Accumulated other comprehensive (loss)...........................................        (211)         (29)
Retained earnings................................................................      34,067        5,932
                                                                                   ----------   ----------
                                                                                       90,489       62,536
Less: Ordinary shares in treasury (1999--443,400, 2000--443,400) at cost
  (Note 11)......................................................................      (5,657)      (5,657)
                                                                                   ----------   ----------
          Total shareholders' equity.............................................      84,832       56,879
                                                                                   ----------   ----------
          Total liabilities and shareholders' equity.............................  $1,011,409   $1,139,007
                                                                                   ==========   ==========

                          The accompanying notes are an integral part of these statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                        1998       1999       2000
                                                                      --------   --------   --------
                                                                     (restated) (restated)
REVENUES
     Risk management fees (Note 2 (g))............................     $52,222   $47,111    $26,965
     Net premiums earned (Note 9).................................       7,717     9,451     18,494
     Net investment income (Note 6)...............................       7,727     5,753      6,142
     Other income (loss) (Note 2(i))..............................       2,968    (1,755)      (668)
                                                                    ----------  ---------  ---------
          Total revenues..........................................      70,634    60,560     50,933
                                                                    ----------  ---------  ---------
EXPENSES
     Net losses and loss expenses incurred (Notes 2(f) and 10)....       4,790     6,965     17,160
     Acquisition costs............................................       2,051     3,141      5,454
     Depreciation and amortization of capital assets..............       1,483     1,594      1,442
     Amortization and write-down of goodwill......................         740       847      1,443
     Salaries and benefits........................................      21,957    25,450     19,688
     Other operating expenses.....................................      18,523    29,966     24,245
                                                                    ----------  ---------  ---------
          Total expenses..........................................      49,544    67,963     69,432
                                                                    ----------  ---------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXATION..........      21,090    (7,403)   (18,499)
     Taxation (Note 13)...........................................       3,790    (2,583)    (2,523)
                                                                    ----------  ---------  ---------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
     SEGMENTS.....................................................      17,300    (4,820)   (15,976)
Discontinued segments:
     Net loss from operations of discontinued segments............      (1,282)   (1,590)    (5,788)
     Net loss resulting from discontinuance of segments...........           -         -     (5,241)
                                                                    ----------  ---------  ---------
     Total net loss from discontinued segments....................      (1,282)   (1,590)   (11,029)
                                                                    ----------  ---------  ---------

NET INCOME (LOSS) FROM OPERATIONS BEFORE CUMULATIVE EFFECT
     OF A CHANGE IN ACCOUNTING PRINCIPLE..........................      16,018    (6,410)   (27,005)
     Cumulative effect of a change in accounting
     principle, net of tax (Note 2(q)) ...........................           -      (307)         -
                                                                    ----------  ---------  ---------

NET INCOME (LOSS) FROM OPERATIONS.................................  $   16,018  $ (6,717) $ (27,005)
                                                                    ----------  ---------  ---------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
     Unrealized holding gains  (losses) arising during
     the year (net of tax of $130, $168 and $111).................         314      (716)       682
     Less: reclassification adjustments for realized (gains) losses
     included in net income (net of tax of $1, ($169) and $257)...         (58)      186       (500)
                                                                    ----------  ---------  ---------
     Other comprehensive income (loss), net of tax ...............         256      (530)       182
     Comprehensive income (loss)..................................  $   16,274  $ (7,247)  $(26,823)
                                                                    ==========  ========  ==========

NET INCOME (LOSS) PER SHARE (NOTE 14)
     Income (loss) from continuing operations.....................  $     1.76  $   (0.51) $   (1.69)
     Loss from discontinued segments..............................       (0.13)     (0.17)     (1.17)
     Cumulative effect of a change in accounting principle........           -      (0.03)        -
                                                                    ----------  ---------  ---------
     Net income (loss) per share..................................  $     1.63  $   (0.71) $   (2.86)
                                                                    ==========  =========  ==========

NET INCOME (LOSS) PER SHARE ASSUMING DILUTION (NOTE 14)
     Income (loss) from continuing operations.....................  $     1.76  $   (0.51) $   (1.69)
     Loss from discontinued segments..............................       (0.13)     (0.17)     (1.17)
     Cumulative effect of a change in accounting principle........           -      (0.03)        -
                                                                    ----------  ---------  ---------
     Net income (loss) per share..................................  $     1.63  $   (0.71) $   (2.86)
                                                                    ==========  =========  ==========
                          The accompanying notes are an integral part of these statements


                   STIRLING COOKE BROWN HOLDINGS LIMITED

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                    1998        1999      2000
                                                                  ---------  ----------  -------
Ordinary shares of par value $0.25 each
     Balance at beginning of year................................ $   2,466   $  2,466   $ 2,466
                                                                  ---------   --------   -------
     Balance at end of year...................................... $   2,466   $  2,466   $ 2,466
                                                                  ---------   --------   -------
Additional paid in capital
     Balance at beginning of year................................ $  54,167   $ 54,167   $54,167
                                                                  ---------   --------   -------
     Balance at end of year...................................... $  54,167   $ 54,167   $54,167
                                                                  ---------   --------   -------
Accumulated other comprehensive income (loss)
     Balance at beginning of year................................ $      63   $    319   $  (211)
     Change in unrealized gain (loss)............................       256       (530)      182
                                                                  ---------   ---------  -------
     Balance at end of year...................................... $     319   $   (211)  $   (29)
                                                                  ---------   ---------  --------
Retained earnings
     Balance at beginning of year................................ $  27,074   $ 41,914   $34,067
     Net income (loss)...........................................    16,018     (6,717)  (27,005)
     Dividends...................................................    (1,178)    (1,130)   (1,130)
                                                                  ---------   --------   -------
     Balance at end of year...................................... $  41,914   $ 34,067   $ 5,932
                                                                  ---------   --------   -------
Treasury stock
     Balance at beginning of year................................ $    (667)  $ (1,234)  $(5,657)
     Purchase of ordinary shares in treasury.....................      (567)    (4,423)       --
                                                                  ---------   --------   -------
     Balance at end of year...................................... $  (1,234)  $ (5,657)  $(5,657)
                                                                  ---------   --------   -------
     Total shareholders' equity.................................. $  97,632   $ 84,832   $56,879
                                                                  =========   ========-  =======

     Dividends paid per share were $0.12, $0.12 and $0.12 for the years ended
December 31, 1998, 1999 and 2000, respectively.

      The accompanying notes are an integral part of these statements



                   STIRLING COOKE BROWN HOLDINGS LIMITED

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                       1998       1999       2000
                                                                     --------  ---------   -------

Operating activities
Net income (loss)                                                     $16,018   $(6,717)  $(27,005)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization of capital assets................     1,562     1,674      1,503
    Amortization and write-down of goodwill........................       740       847      6,695
    Amortization of marketable securities..........................        68       104         93
    Net realized (gains)/losses on sale of marketable securities...       (59)      355       (757)
    (Equity in income)/writedown  of affiliates....................    (2,631)    2,018        --
    (Gains)/losses on sale of capital assets.......................       (67)      120        184
Changes in non-cash operating assets and liabilities:
    Fiduciary funds................................................    (3,671)    7,066     17,814
    Insurance and reinsurance balances receivable..................  (170,926) (352,451)  (137,798)
    Paid losses recoverable from reinsurers........................    (5,374)   (4,377)   (12,961)
    Outstanding losses recoverable from reinsurers.................   (25,074)  (25,121)    (7,951)
    Deferred acquisition costs.....................................    (1,707)      541       (288)
    Deferred reinsurance premiums ceded............................    (6,208)    2,567      3,056
    Other assets...................................................    (1,405)     (955)    (4,785)
    Income taxes receivable........................................       --     (2,600)     1,487
    Deferred tax asset.............................................      (710)   (1,565)    (2,314)
    Assets related to deposit liabilities..........................      (557)     (203)      (319)
    Outstanding losses and loss expenses...........................    29,841    27,018     21,369
    Unearned premiums..............................................     5,850    (4,078)       127
    Insurance and reinsurance balances payable.....................   186,743   336,432    135,548
    Funds withheld.................................................        45     8,221     (8,015)
    Accounts payable and accrued liabilities.......................     4,467     9,084      7,929
    Income taxes payable...........................................        58    (3,016)        --
    Deferred income................................................     1,139       703     (1,725)
    Deposit liabilities............................................       557       203        319
                                                                     --------  --------   --------
        Net cash provided (used by) by operating activities........    28,699    (4,130)    (7,794)
                                                                     --------  --------   --------
Investing activities
    Purchase of capital assets.....................................    (2,899)   (2,265)    (1,072)
    Sale of capital assets.........................................       229     1,083        461
    Purchase of debt securities....................................   (12,584)  (24,509)       (58)
    Purchase of equity securities..................................    (2,530)   (3,555)    (2,102)
    Purchase of short-term investments, net........................    (4,064)    8,387     (4,631)
    Proceeds on sale of debt securities............................    10,680    11,469      3,319
    Proceeds on sale of equity securities..........................       658     2,349      3,659
    Purchase of subsidiaries, net of cash acquired.................    (1,055)     (735)       --
    Dividends received from affiliates.............................     2,145        --        --
                                                                     --------  --------   --------
        Net cash used by investing activities......................    (9,420)   (7,776)      (424)
                                                                     --------  --------   --------
Financing activities
    Dividends......................................................    (1,178)   (1,130)    (1,130)
    Purchase of ordinary shares in treasury........................      (567)   (4,423)       --
                                                                     --------  --------   --------
        Net cash used by financing activities......................    (1,745)   (5,553)    (1,130)
                                                                     --------  --------   --------
Increase (decrease) in cash and cash equivalents...................    17,534   (17,459)    (9,348)
Cash and cash equivalents at beginning of year.....................   $50,631   $68,165    $50,706
                                                                     --------  --------   --------
Cash and cash equivalents at end of year...........................   $68,165   $50,706    $41,358
                                                                     ========  ========   ========
Supplemental disclosure of cash flow information
        Cash paid (received) during the year for income taxes......   $ 3,275   $ 1,959    $(1,563)
                                                                     ========  ========   ========

                          The accompanying notes are an integral part of these statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1999 AND 2000
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS,
                     EXCEPT SHARE AND PER SHARE DATA)

1. GENERAL

Stirling Cooke Brown Holdings Limited ("Stirling Cooke") was incorporated in Bermuda on December 12, 1995. Stirling Cooke is a holding company which, through its subsidiaries, provides insurance services and products. Stirling Cooke provides its range of services and products to insurance and reinsurance companies, insurance agents, and insureds. Stirling Cooke is active primarily in the workers compensation, occupational accident and health and property/casualty insurance markets through its subsidiaries based in London, Bermuda and the United States. In January 1996, Stirling Cooke acquired all the outstanding common shares of Realm Investments Ltd. in exchange for 1,999,980 of its newly issued ordinary shares. Stirling Cooke also acquired, in September 1996, its own United States domiciled insurance company Realm National Insurance Company ("Realm National") which writes insurance business in the workers compensation, occupational accident and health and property/casualty insurance markets.

On December 2, 1997, Stirling Cooke and certain selling shareholders consummated an initial public offering of 3,421,250 ordinary shares. Of these shares, 1,375,000 were sold by Stirling Cooke and 2,046,250 were sold by selling shareholders. Net proceeds of $26,832 were received by Stirling Cooke upon consummation of the initial public offering.

In early 2001, following a review of its operations, the Company decided to
discontinue  its  loss-making   reinsurance  and  underwriting   management
segments, as discussed in Note 3.

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

   b) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for those transactions that are not yet complete or for which the ultimate effects cannot be precisely determined. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   e) Acquisition costs

Acquisition costs associated with the acquisition of new or renewal business, including commissions, premium taxes and brokerage, are deferred and amortized to expense over the periods in which the premiums are earned. The method followed in determining the deferred acquisition expenses limits the amount of the deferral to its realizable value by giving consideration to losses and expenses expected to be incurred as premiums are earned. Future investment income is also anticipated in determining whether a premium deficiency exists.

   f) Losses and loss expenses

Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable of $44,312, $53,863 and $50,040 for the years ended December 31, 1998, 1999 and 2000 respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liability associated with the reinsured policy. Outstanding losses recoverable are shown separately on the consolidated balance sheets.

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

   g) Recognition of risk management fees
                                                         FOR THE YEARS ENDED
                                                         -------------------
                                                            DECEMBER 31,
                                                            ------------
                                                       1998      1999      2000
                                                    --------- --------- -------
     Brokerage fees and commissions.............. $ 26,968    $24,577  $  8,920
     Managing general agency fees................   14,743     10,164     8,974
     Program and captive management fees.........    3,908      2,298       483
     Loss control and audit fees.................    4,508      7,577     5,358
     Policy issuance fees........................    2,095      2,495     3,230
                                                  --------    -------  --------
                    Total risk management fees... $ 52,222    $47,111  $ 26,965
                                                  ========    =======  ========

     Underwriting management fees from
             discontinued segment................ $  3,357    $ 3,900  $  1,281
                                                  ========    =======  ========


          (i) Brokerage fees and commissions are recorded and earned as premiums are billed since substantially all placement services have been provided at that time. Any subsequent adjustments, including adjustments due to policy cancellations, premium rate adjustments and profit commissions are recognized in risk management fees when advised by the client.

          (ii) Managing general agency fees are included within program business segment revenue and are reported net of commission expense to agents and are initially recorded as of the effective date of the related insurance policy and are recognized in income over the period of the underlying policy (which is typically one year). Fees for claims handling services are recognized in income over the period that services are performed in accordance with the Company's contractual obligations, typically ranging up to five years, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon industry standards. Any subsequent adjustments, including adjustments due to policy cancellation and premium adjustments, are recorded when advised by the client or agent. The portion that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

          (iii) Program and captive management fees are included within program business segment revenue, and are initially recorded as of the effective date of the insurance policy or, in the case of installment premiums, when the installment is billed and are earned in income over the period of the underlying policy (which is typically one year) in proportion to the level of services provided in accordance with the Company's contractual obligations. Any subsequent adjustments are recognized in income when advised by the client or agent. The portion of recorded management fees that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

          (iv) Loss control and audit fees are included within program business segment revenue, and comprise claims administration handling, loss and safety control fees and premium audit fees. Such fees are recorded as the fees are billed and are recognized in income over the period that services are performed in accordance with the Company's contractual obligations, typically ranging up to five years depending on the type of service provided, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon industry standards. The proportion that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

          (v) Policy issuance fees are recorded as the premium is written and earned over the applicable policy period (which is typically one year). The unearned portion is included in deferred income in the consolidated balance sheet.

          (vi) Underwriting management fees are initially recorded and earned when the premium is billed in accordance with terms of trade. Fee income for claims handling services is recognized in income over the period that services are performed in accordance with the Company's contractual obligations. Such fees are recognized in income over the period that contractual services are performed, typically up to five years, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon the Company's claims handling experience over recent years. Any subsequent adjustments, including adjustments due to policy cancellations and premium adjustments, are recorded when advised by the client or agent. The portion of recorded fees that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

   h) Cash and cash equivalents

The Company considers time deposits with original maturity dates of three months or less to be equivalent to cash. Fiduciary funds are restricted from use and are not considered cash equivalents.

   i) Investments in affiliates

The Company's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method if the Company is able to exert significant influence upon such companies. Other investments in affiliates are carried at cost. Investments in affiliates of $198 and $248 as of December 31, 1999 and 2000, respectively, are recorded in other assets. The Company's equity share in the net income of affiliates, for the years ended December 31, 1998, 1999 and 2000 of $2,631, $Nil and $Nil respectively. In addition, for 1999, the Company recorded a write-down of $2,018 in Other income (loss) to recognize a decrease in the value of several of their equity holdings. Dividends received from affiliated companies of $2,145, $ Nil and $Nil during 1998, 1999 and 2000, respectively, are recorded as a reduction in the carrying value of the investment.

   j) Goodwill

Goodwill in the amounts of $8,664 and $1,969 at December 31, 1999, and 2000, respectively, represents the excess of purchase price over fair value of net assets acquired. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally 5 to 20 years. Accumulated amortization at December 31, 1999 and 2000 was $2,717 and $9,399, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Following a review of its operations, the Company decided to discontinue its loss-making reinsurance and underwriting management segments. In light of this decision and following a comprehensive review of the value of all of its intangible assets, the Company took a charge against income in respect of the write-off of a significant portion of its goodwill. The write-off of goodwill, together with the annual amortization, resulted in a total charge against income for the year of $6,695 , the majority of which was related to the write-off of goodwill in respect of discontinued segments.

   k) Capital assets and depreciation

Capital   assets  are  stated  at  cost  less   accumulated   depreciation.
Depreciation is calculated using the straight-line method over four to five years, which are the estimated useful lives of the related assets.

   l) Earnings per share

Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Net income per share is calculated by dividing income available to ordinary shareholders by the weighted average number of ordinary shares outstanding. Shares held in treasury are not considered outstanding for purposes of the computation. Net income per share assuming dilution is computed by dividing income available to ordinary shareholders by the weighted average number of ordinary shares and potentially dilutive securities such as stock options. The dilutive effect of options is reflected in the computation by application of the treasury stock method.

   m) Income taxes

Under the asset and liability method used by the Company as outlined in SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements' carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for a portion or all of the deferred tax assets when it is more likely than not that such portion or all such deferred assets will not be realized.

   n) Foreign exchange

The United States Dollar is the Company's functional currency. Foreign currency monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date. Fixed assets and deferred income are translated at their historical exchange rates. Foreign currency revenues and expenses are translated at exchange rates in effect at the date of the transaction. Net exchange gains (losses) of $223, ($117) and ($392) were recorded for the years ended December 31, 1998, 1999 and 2000, respectively.

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

   p) Stock compensation plans

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense for stock option grants to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is recorded over the shorter of the vesting or service period.

   q) Accounting pronouncements

In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets representing future recoveries of assessments through premium tax offsets or policy surcharges. The SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted this standard effective January 1, 1999 and it did not have a significant impact on the Company's financial position or results of operations.

During 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities". The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the first quarter of 1999 was approximately $307 (net of tax of $188).

In November 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk". This statement is effective for all quarters of fiscal years beginning after June 15, 1999. This SOP provides accounting guidance for insurance and reinsurance contracts that do not transfer risk, as determined by the provisions of SFAS No. 113. The Company adopted this standard effective January 1, 1999 and it did not have a significant impact on the Company's financial position or results of operations.

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement is an amendment of SFAS No. 133 with respect to the accounting and reporting standards for certain derivative instruments and certain hedging activities. Initial application of SFAS No. 133, as amended, began on January 1, 2001, and it is not expected to have a significant impact on the Company's financial position or results of operations.

   r) Reclassifications

Certain amounts in 1999 and 1998 have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income or shareholders' equity.


3. DISCONTINUED OPERATIONS

Following a review of its operations, on March 6, 2001 the Company decided to discontinue its loss-making reinsurance and underwriting management segments and put these segments into run-off.

The Company's reinsurance segment consists of its reinsurance subsidiary, Comp Indemnity Reinsurance Company Limited ("CIRCL"). CIRCL primarily reinsured workers' compensation and property and general liability risks. Management had determined in early 1999 to cease underwriting new programs in the reinsurance segment due to unfavourable results, and for this reason, a number of exisiting contracts were not renewed for the 1999 year. During 2000, further losses were realized in this segment, primarily due to a strengthening of reserves on discontinued programs together with an increase in provisions against reinsurance recoveries. Due to the history of operating losses for the segment, together with the cessation of writing new programs, the Company decided to completely discontinue the segment and place the operation into run-off. At year end, reinsurance segment assets were primarily cash and cash equivalents, insurance and reinsurance balances receivable and paid and outstanding losses recoverable from reinsurers. Segment liabilities were primarily insurance and reinsurance balances payable, and outstanding losses and loss expenses.

The Company's underwriting management segment is comprised companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. Since 1999, the underwriting management segment has experienced a significant reduction in business written, which has led to decreasing revenues over the period. In view of the reduction in revenues, the resulting loss, and the ongoing business prospects for the segment, the Company decided to discontinue the segment and place the operation into run-off. At year end, underwriting management segment assets were primarily cash and cash equivalents, and insurance and reinsurance balances receivable. Segment liabilities were primarily insurance and reinsurance balances payable.

As a result of the planned run-off of operations for the underwriting management and reinsurance segments the operating results of the underwriting management and reinsurance segments in the accompanying financial statements have been reported as discontinued operations for all periods presented, and, accordingly, the operating results for periods prior to 2000 have been restated.


4. LETTERS OF CREDIT AND ASSETS HELD IN TRUST

In the normal course of insurance and reinsurance operations the Company's bankers have issued letters of credit totalling $18,604 and $13,360 at December 31, 1999 and 2000, respectively in favor of ceding insurance companies. At December 31, 1999 and 2000, $18,604 and $13,360,
respectively, of cash and cash equivalents were pledged as collateral for these letters of credit.

One of the Company's subsidiaries was registered with the Society of Lloyd's as a registered Lloyd's Broker. Until July 3, 2000,as required by Lloyd's Brokers Byelaw (No. 5 of 1988), the subsidiary entered into a trust deed under which all insurance broking account assets were subject to a floating lien held in trust for the Society of Lloyd's for the benefit of the insurance creditors. With effect from July 3, 2000, in common with all Lloyd's Brokers, the security held under the trust deed was released as a result of changes to Lloyd's Distribution Policy enacted by Lloyd's Regulatory Bulletin dated May 31, 2000.


5. FIDUCIARY ASSETS AND LIABILITIES

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

Insurance balances receivable of $872,666 (1999 -- $734,868) and payable of $910,437 (1999 -- $774,888) primarily consist of clients' claims and premiums balances recorded by the Company in its capacity as an intermediary. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and discontinued underwriting management segment subsidiaries have experienced a significant growth in claims due from one party to another. These balances are reflected as an asset and liability of the Company in its role as an intermediary.

6. MARKETABLE SECURITIES

   a) The cost or amortized cost and estimated fair value of marketable securities held as `available for sale' are as follows:



                                                                          December 31, 1999
                                                                ----------------------------------
                                                            COST/       GROSS       GROSS      ESTIMATED
                                                            -----       -----       -----      ---------
                                                          AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                          ---------   ----------   ----------    ----
                                                            COST        GAINS       LOSSES       VALUE
                                                            ----        -----       ------       -----
U.S. Treasury securities and obligations of U.S.
   Government agencies..................................   $  8,996     $    25     $   149     $ 8,872
Foreign government......................................         30         --          --           30
Obligations of states and political subdivisions........      7,687         --          191       7,496
Corporate securities....................................     12,842         107         545      12,404
                                                           --------     -------     --------    -------
Debt securities.........................................     29,555         132         885      28,802
Equity securities.......................................      3,340         887         176       4,051
Short term investments..................................      1,256         --          --        1,256
                                                           --------     -------     -------     -------
          Total.........................................   $ 34,151     $ 1,019     $ 1,061     $34,109
                                                           ========     =======     ========    =======



                                                                                       December 31, 2000
                                                                        --------------------------------------------
                                                                       COST/        GROSS        GROSS       ESTIMATED
                                                                       -----        -----        -----       ---------
                                                                     AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                                     ---------    ----------   ----------      ----
                                                                        COST        GAINS        LOSSES        VALUE
                                                                        ----        -----        ------        -----
U.S. Treasury securities and obligations of U.S. Government
   agencies  ...................................................      $  8,010     $    69      $     2       $ 8,077
Foreign government..............................................            30          --           --            30
Obligations of states and political subdivisions................         6,624          37            9         6,652
Corporate securities............................................        11,502          22          192        11,332
                                                                      --------     -------     --------       -------
Debt securities.................................................        26,166         128          203        26,091
Equity securities...............................................         2,567         117           48         2,636
Short term investments..........................................         5,887          --           --         5,887
                                                                      --------     -------      -------       -------
          Total.................................................      $ 34,620     $   245      $   251       $34,614
                                                                      ========     =======     ========       =======

Deferred tax liabilities of $169 and $24 at December 31, 1999 and 2000, respectively, have been provided against unrealized gains on marketable securities held as "available for sale", which have been presented net as accumulated other comprehensive income within shareholders' equity.

   b) The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                  December 31, 2000
                                               ------------------------
                                               AMORTIZED     ESTIMATED
                                               ---------     ---------
                                                 COST        FAIR VALUE
                                                 ----        ----------
     Due in one year or less.................. $ 4,208        $  4,209
     Due after one year through five years....  19,990          19,894
     Due after five years through ten years...   1,011           1,030
     Due after ten years through twenty years.     957             958
                                               -------         -------
                                               $26,166        $ 26,091

   c) Proceeds from sales of investments in debt securities during 1999 and 2000 were $11,469 and $3,319, respectively. Proceeds from sales of investments in equity securities during 1999 and 2000 were $2,349 and $3,659, respectively. There was $587 of realized losses and $232 of realized gains during 1999. There was $27 of realized losses and $784 of realized gains during 2000.

   d) At December 31, 1999 and 2000, debt securities having an amortized cost of $3,971 and $1,630, respectively, were on deposit with government authorities as required by law.

   e) At December 31, 1999 and 2000, there were no individual investments, other than investments in U.S. Government securities, which exceeded 10% of shareholders' equity.


   f) Net investment income by source, including realized gains and losses, is as follows:

                                                  1998                      1999                      2000
                                                  ----                      ----                      ----
                                        Continuing  Discontinued  Continuing  Discontinued  Continuing  Discontinued
                                        operations   operations    operations  operations   operations   operations

       Debt securities..................  $  731      $     --     $  1,488     $    --      $  1,438     $    --
       Equity securities................      52            --         (166)         --           955          --
       Cash, cash equivalents and          7,024         1,044        4,576         961         3,728       1,201
          short-term investments........
       Other        ....................      16            --           13          --            91          --
                                        --------      --------     --------    --------      --------     -------
       Total investment income..........   7,823         1,044        5,911         961         6,212       1,201
       Less applicable expenses.........      96            --          158          --            70          --
                                        --------      --------     --------    --------      --------     -------
           Net investment income........  $7,727      $  1,044     $  5,753     $   961        $6,142     $ 1,201
                                        ========      ========     ========     =======     =========     =======


7. CAPITAL ASSETS

Included within other assets are capital assets as follows:


                                         1999                               2000
                                        ------                              ----
                                     ACCUMULATED   NET BOOK              ACCUMULATED    NET BOOK
                                     -----------   --------              -----------    --------
                            COST    DEPRECIATION     VALUE       COST   DEPRECIATION      VALUE
                            ----    ------------     -----       ----   ------------      -----
Furniture and fixtures...  $1,845    $  1,026       $  819      $2,052      $1,239       $   813
Computer equipment.......   3,789       1,917        1,872       3,933       2,507         1,426
Office equipment.........     964         522          442         828         609           219
Motor vehicles...........     849         217          632         453         281           172
                           ------      ------       ------      ------      ------       -------
          Total..........  $7,447    $  3,682       $3,765      $7,266      $4,636       $ 2,630
                           ======    ========       ======      ======      ======       =======


8. DEPOSIT LIABILITIES AND RELATED ASSETS

Certain of the Company's reinsurance contracts, referred to as rent-a-captive programs, do not satisfy the conditions for reinsurance accounting as the maximum exposure to loss is fully funded by premium, cash and other collateral and indemnity agreements. Accordingly, these contracts are accounted for as deposit liabilities. The assets related to these programs represent funds under management as the insured retains the risks and rewards of ownership. Such assets are recorded as assets related to deposit liabilities in the consolidated balance sheets. These assets comprised cash and short-term deposits at December 31, 1999 and 2000. The Company receives a fee based on a percentage of premiums written and investment income earned for structuring and providing ongoing management of the programs.

In addition, deposit liabilities and related assets include $2,980 and $2,629 of deposits received from customers as security for the timely payment of premiums for workers' compensation insurance at December 31, 1999 and 2000, respectively. The deposit is restricted from use by the Company, and is the property of the customer. The deposit is refunded to the customer after the policy expires or is canceled and all claims related to the insurance policy have been settled. The interest income earned by these restricted deposit accounts is the property of the customer, and is therefore excluded from the Company's operating results.


9. REINSURANCE ASSUMED AND CEDED

The Company accounts for reinsurance assumed and ceded in accordance with SFAS 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". Net premiums earned are the result of the following:

                                               1998                      1999                       2000
                                               ----                      ----                       ----
                                     CONTINUING  DISCONTINUED  CONTINUING   DISCONTINUED  CONTINUING  DISCONTINUED
                                     OPERATIONS   OPERATIONS   OPERATIONS    OPERATIONS   OPERATIONS   OPERATIONS
                                     ----------   ----------   ----------    ----------   ----------   ----------
    Premiums written.................  $48,625      $    --     $47,216       $    --      $61,395      $    --
    Premiums assumed.................       --       11,806          --         2,952           --          321
    Change in unearned premiums......   (9,099)       3,249       2,640         1,749       (1,082)         851
                                       --------     -------     -------       -------      --------     -------
    Premiums earned..................   39,526       15,055      49,856         4,701       60,313        1,172
                                       -------      -------     -------       -------      -------      -------
    Premiums ceded...................   38,949        4,066      38,308         1,832       39,182         (100)
    Change in deferred reinsurance
        premiums ceded...............   (7,140)         932       2,097           470        2,637          419
                                       --------     -------     -------       -------      -------      -------
    Net premiums ceded...............   31,809        4,998      40,405         2,302       41,819          319
                                        -------     -------     -------       -------      -------      -------
    Net premiums earned..............   $ 7,717     $10,057     $ 9,451       $ 2,399      $18,494      $   853
                                        =======     =======     =======       =======      =======      =======

The Company, in the ordinary course of business, reinsures certain risks with other companies. Such arrangements serve to enhance the Company's capacity to write business and limit the Company's maximum loss on large or more hazardous classes of risks.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The Company has experienced substantial delays in collection of reinsurance recoverables from certain of its reinsurers. Realm National, a subsidiary of the Company, has commenced arbitration against two of these reinsurers. Management believes that approximately $6,742 and $9,342 of paid and outstanding losses recoverable from reinsurers for 1999 and 2000 respectively may prove uncollectible and has established a provision for doubtful recoveries accordingly. This provision of $6,742 for 1999 and $9,342 for 2000 against reinsurance recoveries of $32,346 in 1999 and $34,964 in 2000 represents management's best estimate at this time of a shortfall in recoveries. This provision is included in the balance sheet as a component of paid and outstanding losses recoverable from reinsurers. The provision is an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or lesser than the provision established. It is possible that management will revise this estimate in the future. Any subsequent differences arising will be recorded in the period in which they occur.

At December 31, 1999 there were amounts due from three reinsurers that totaled $52,039, each in excess of 10% of the Company's shareholders' equity. At December 31, 2000 there were amounts due from seven reinsurers that totaled $82,383, each in excess of 10% of the Company's shareholders' equity. These reinsurers are rated `Superior' by A.M. Best.

The Company recognizes reinsurance recoveries when the associated loss is booked.

Realm National writes property, general liability and workers compensation business. Workers Compensation comprises the largest portion of the Realm National's written premium, which is produced mainly through two separate programs.

With respect to 1999 and prior years, one of the programs was subject to quota share reinsurance whereby Realm National retained 25% of the first $1,000 on any one risk and purchased excess of loss per occurrence reinsurance for limits above $1,000. A portion of Realm National's retention under its quota share treaties was further protected through the use of common account excess coverage that reduced Realm National's net retention to under $20. In addition, Realm National purchased excess of loss reinsurance above the quota share treaty with limits of at least $100,000. For the year 2000, Realm National purchased excess of loss reinsurance above $250. The excess of Loss limit is $50,000. In addition, Realm National purchased an 80% reinsurance cover to further protect the $250 net retention that reduced Realm National's net retention to $50.

With respect to its other main workers' compensation program for 1999 and prior, the business was subject to quota share reinsurance whereby Realm National retained 25% of the first $1,000 on any one risk and purchased excess of loss per occurrence reinsurance for limits above $1,000. A portion of Realm National's retention under its quota share treaties was further protected by excess coverage that reduced Realm National's net retention to under $3. In addition, Realm National purchased excess of loss reinsurance above the quota share treaty with limits of $100,000 or higher. For the year 2000 Realm National purchased excess of loss reinsurance above $1,000 up to limits of $50,000. In addition, Realm National purchased a 75% reinsurance cover to further protect part of the $1,000 net retention.

Realm National writes property business risk and purchased a property reinsurance program related to 2000 and prior years where it retained 25% of the first $1,000 on any one risk and purchased facultative reinsurance for limits above $1,000. In addition, Realm National's net retention was further protected with excess catastrophe limits to $10,000.

With respect to its general liability risks prior to 2000, Realm National purchased a reinsurance program whereby it retained 25% of the first $300 on any one risk and purchased facultative per-risk excess reinsurance for limits above $300. In 2000, Realm National retained the first $300 for any one loss and purchased an excess-of-loss treaty providing limits of $700 excess of $300.

Due to the lack of available cost-effective reinsurance during 2000, Realm National decreased the level of reinsurance it purchased on its programs, resulting in a greater retention of premium but also a greater exposure to the underwriting risk on those programs.

Comp Indemnity Reinsurance Company Limited ("CIRCL"), a subsidiary of the Company, assumed various quota share reinsurance of workers' compensation and employers' liability on both a primary and excess basis. CIRCL's exposure under the reinsurance contracts assumed is limited in most instances to between $25 to $300 for workers' compensation and $1,000 per occurrence for employers' liability and in some instances is subject to an annual aggregate limit based on various percentages of original gross written premium income. CIRCL further limited its exposure through the purchase of reinsurance protection for certain risks covering losses in excess of $1 to $3 for workers' compensation and $50 per occurrence for employers' liability.

CIRCL also assumed bodily injury, difference in conditions, and property risks through a general liability treaty covering risks in the construction industry. CIRCL's exposure under the reinsurance contracts assumed is limited in most instances to $250 per occurrence. In most instances, CIRCL limited this exposure through the purchase of reinsurance covering losses in excess of $63 per occurrence. In addition, CIRCL purchased aggregate reinsurance with limits based on various percentages of original gross written premium income.

Management decided in early 1999 to cease underwriting any new programs in CIRCL due to unfavourable results, and a number of existing contracts were not renewed for the 1999 year. In early 2001, following a review of its operations, the Company decided to completely discontinue its loss-making reinsurance segment, as discussed in Note 3.


10. OUTSTANDING LOSSES AND LOSS EXPENSES

Outstanding   losses  and  loss  expenses   relate  to  the  insurance  and
reinsurance activities of Realm National and CIRCL.

The changes in outstanding losses and loss expenses are summarized as follows:

                                                   1998                     1999                       2000
                                                   ----                     ----                       ----
                                         Continuing  Discontinued  Continuing  Discontinued  Continuing  Discontinued
                                         operations   operations   operations   operations   operations   operations
                                         ----------   ----------   ----------   ----------   ----------   ----------
   Balance beginning of year.....          $14,969      $21,307     $30,789      $35,328      $59,421      $33,714
   Less outstanding losses recoverable...  (12,869)     (10,203)    (27,048)     (21,098)     (53,050      (20,217)
                                           -------     --------    --------     --------      -------     --------
   Net balance...........................    2,100       11,104       3,741       14,230        6,371       13,497
                                           -------     --------      ------       ------       ------       ------
   Incurred related to:
        Current year.....................    4,811        7,767       6,289        2,407       13,617          177
        Prior years......................      (21)       4,714         676        2,998        3,543        6,056
                                           -------     --------      ------       ------       ------       ------
        Total incurred...................    4,790       12,481       6,965        5,405       17,160        6,233
                                           -------     --------      ------       ------       ------       ------
   Paid related to:
        Current year.....................    1,688        1,378       2,528          302        4,308           --
        Prior years......................    1,461        7,977       1,807        5,836        2,260        3,409
                                           -------     --------      ------       ------       ------       ------
             Total paid..................    3,149        9,355       4,335        6,138        6,568        3,409
                                           -------     --------      ------       ------       ------       ------
   Net balance...........................    3,741       14,230       6,371       13,497       16,963       16,321
   Plus outstanding losses recoverable...   27,048       21,098      53,050       20,217       62,857       18,362
                                           -------     --------      ------       ------       ------       ------
        Balance at end of year...........  $30,789      $35,328     $59,421      $33,714      $79,820      $34,683
                                           =======     ========     =======      =======      =======      =======

The adverse development during 2000 on prior years in continuing operations primarily reflects the strengthening of loss reserves at the Company's U.S.-based insurance carrier.

The adverse development during 1998, 1999 and 2000 on prior years in discontinued operations primarily reflects the increase in provisions for doubtful reinsurance recoveries of $2.5 million in 1998, $2.1 million in 1999 and $2.4 million in 2000, as discussed in Note 9, as well as an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry.


11. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

The Company's authorized share capital at December 31, 1999 and 2000 comprised 20,000,000 ordinary shares of par value $0.25 each, of which 9,863,372 ordinary shares were issued and fully paid at December 31, 1999 and 9,963,372 ordinary shares were issued and paid at December 31, 2000. Outstanding shares at December 31, 1999 and 2000 were 9,419,972 and 9,519,972, respectively, which were net of 443,400 treasury shares at each date.

In December 1997, under a put and call option originally granted in April 1997, the Company purchased 40,000 ordinary shares for a total cost of $667. These shares were held as treasury stock at December 31, 1999 and 2000.

In October 1998, the Company purchased a further 47,000 of its ordinary shares on the open market for a total cost of $567. These shares were held as treasury stock at cost at December 31, 1999 and 2000.

In the first quarter of 1999, the Company purchased a further 356,400 of its ordinary shares on the open market for a total cost of $4,423. These shares were held as treasury stock at cost at December 31, 1999 and 2000.

Effective November, 2000, the Company issued 100,000 restricted shares to Mr. Stephen A. Crane. The shares issued are subject to certain transfer restrictions which lapsed with respect to 33 1/3% of these shares on the date of their issuance. Restrictions on the balance of the shares will lapse equally in each of November 2001 and November 2002, contingent on Mr. Crane's continued employment with the Company.

12. STOCK OPTIONS

Employees and directors have been granted options to purchase Ordinary Shares in the Company. These options have been issued as follows:

On November 25, 1997 the Company granted 300,000 options to certain employees. The options have an exercise price of $22 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to November 25, 2007. At December 31, 1999 and 2000, 186,750 and 140,850 of these options remained outstanding. The balance of the options were forfeited.

          On October 26, 1999 the Company granted 285,000 options to certain officers and directors. The options have an exercise price of $2.31 per share, which reflected the market price of the shares on that date. The options vest ratably over a three-year period and may be exercised at any time prior to October 26, 2009. All of these options were outstanding at December 31, 2000.

          On March 7, 2000, the Company granted 25,000 options to an officer. The options have an exercise price of $3.25 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to March 7, 2010. All of these options remained outstanding at December 31, 2000.

          On May 25, 2000, the Company granted 30,000 options to certain non-executive directors. The options have an exercise price of $2.50 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to August 8, 2010. All of these options remained outstanding at December 31, 2000.

          On August 8, 2000, the Company granted 357,500 options to certain employees. The options have an exercise price of $2.0625 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to August 8, 2010. At December 31, 2000, 337,500 of these options remained outstanding. The balance of the options were forfeited.

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

                                                                        1998       1999       2000
                                                                        ----       ----       ----
      Net income (loss)--as reported..............................     $16,018   $(6,717)  $(27,005)
      Net income (loss)--pro forma.................................    $14,820   $(6,606)  $(27,170)
      Net income (loss) per share--as reported.....................     $ 1.63    $(0.71)    $(2.86)
      Net income (loss) per share--pro forma.......................     $ 1.51    $(0.70)    $(2.88)
      Net income (loss) per share assuming dilution--as reported...     $ 1.63    $(0.71)    $(2.86)
      Net income (loss) per share assuming dilution--pro forma.....     $ 1.51    $(0.70)    $(2.88)


These pro forma compensation costs may not be representative of those to be expected in future years due to the timing of option issuances and pro-ration of the corresponding compensation costs.

The weighted average fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

                                                   1999           2000
                                                --------     ----------
            Expected dividend yield..........       4.5%       3.7-5.8%
            Expected stock price volatility..     87.46%            92%
            Risk-free interest rate..........      6.72%     6.07-6.64%
            Expected life of options.........   10 years       10 years

The weighted average fair value of options granted during 2000 was $1.09 per share. The fair value of options granted during 1999 was $1.25 per share. There were no options granted during 1998. The fair value of options granted during 1997 was $6.59 per share.


13. TAXATION

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed the Company will be exempted from taxation until the year 2016.

Total income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 1998, 1999 and 2000 was allocated as follows:

                                                                           1998      1999      2000
                                                                         --------  --------   ------
            Taxation on income (loss) from continuing operations........  $3,790   $(2,583)  $(2,523)

            Tax effect of change in accounting method (Note 2(q)).......      --      (188)       --
                                                                          ------   --------  --------
                                                                          $3,790   $(2,771)  $(2,523)
                                                                          ======   ========  ========


Income tax expense (benefit) attributable to income from continuing operations consists of:

                                           CURRENT       DEFERRED     TOTAL
                                           -------       --------     -----
Year ended December 31, 1998
     U.S. Federal and State..............  $ 1,324      $   (753)    $   571
     Foreign (U.K.)......................    3,219            --       3,219
                                           -------      ---------    -------
                                           $ 4,543      $   (753)    $ 3,790
                                           =======      =========    =======
Year ended December 31, 1999
     U.S. Federal and State..............  $(1,377)     $ (1,432)    $(2,621)
     Foreign (U.K.)......................       38            --          38
                                           -------      ---------    -------
                                           $(1,339)     $ (1,432)    $(2,583)
                                           ========     =========    =======
Year ended December 31, 2000
     U.S. Federal and State..............  $  (327)     $ (2,318)    $(2,645)
     Foreign (U.K.)......................      122            --         122
                                           --------     ---------    -------
                                           $  (205)     $ (2,318)    $(2,523)
                                           ========     =========    =======

Income tax expense (benefit) attributable to income from continuing operations and change in accounting method was $3,790, ($2,771) and ($2,523) for the years ended December 31, 1998, 1999 and 2000 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% and U.S. state tax at an effective rate of 1.74% to income before taxation as a result of the following:

                                                                           1998        1999        2000
                                                                           ----        ----        ----
            Computed expected tax expense (benefit)...............     $  6,888      $(3,226)   $(10,040)
            Foreign income not subject to US taxes................       (2,988)         420       5,933
            Foreign income subject to tax at foreign rates........          (99)           3           0
            Change in valuation allowance........................          (104)          --       1,800
            Miscellaneous permanent differences...................           94           21         (36)
            Deferred U.S. interest withholding tax...............            --          351           0
            State taxes...........................................           79         (340)       (180)
            Utilization of acquired net operating losses..........          (80)          (0)         (0)
                                                                       ---------     --------    --------
            Actual tax expense (benefit).........................      $   3,790     $(2,771)   $ (2,523)
                                                                       =========     ========   =========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 2000, are presented below:

                                                                                       1999      2000
                                                                                       ----      ----
            Deferred tax assets:
                 Deferred revenue.................................................    $1,114    $  712
                 Discount on unearned premiums and outstanding loss reserves......       540     1,350
                 Deferred interest deductions.....................................        67        67
                 U.K. net operating loss carryforward.............................         0     1,800
                 Allowance for doubtful accounts..................................     1,636     1,714
                 Restructuring reserve............................................       229       164
                 U.S. federal and state net operating loss carryforward...........       150     2,173
                 U.S. minimum tax credit carryforward.............................         0       152
                 Other............................................................        60        60
                                                                                      ------    ------
                                                                                       3,796     8,040
            Deferred tax liabilities:
                 Deferred policy acquisition costs................................      (287)     (411)
                 Unrealized investment gains......................................      (169)      (28)
                 Other............................................................       (25)      (18)
                                                                                      ------    ------
                 Net deferred tax asset...........................................    $3,315    $5,783
            Less valuation allowance .............................................         0    (1,800)
                                                                                      ------    ------
                 Adjusted net deferred tax asset..................................    $3,315    $5,783
                                                                                      ======    ======



A valuation allowance of $1,800 has been recorded in 2000 ($Nil in 1999) against the tax effect of losses in connection with the Company's U.K. operations. With respect to U.S. taxation, there was no valuation allowance for deferred tax assets as of December 31, 1999 or 2000, as management believes that it is more likely than not that the deferred tax assets will be realized. However, the amount of deferred tax assets could be reduced in the near term if estimates of taxable income are reduced. U.S. federal and state tax loss carryforwards in the amount of approximately $6,400 are available to offset future U.S. federal and state taxable income.

As of December 31, 1998 and 1999 the Company had not recognized a deferred tax liability for the undistributed earnings of its United States subsidiaries. (A 30% tax is generally imposed in the United States on dividends paid by United States corporations to non-United States shareholders). As of December 31, 2000 the Company had no undistributed earnings of its U.S. subsidiaries on a consolidated basis. The deferred tax liability relating to these unremitted earnings, which is not recognized by the Company, is approximately $986, $2,442 and $Nil at December 31, 1998, 1999, and 2000, respectively.


14. EARNINGS PER SHARE

Earnings per share have been calculated in accordance with SFAS 128:

                                                                         1998         1999        2000
                                                                         ----         ----        ----
            Net Income (Loss).....................................   $  16,018    $  (6,717)   $ (27,005)
                                                                       -------    ---------    ---------
            Weighted average number of ordinary shares
               outstanding........................................   9,814,101    9,480,356    9,434,219
                                                                     ---------    ---------    ---------
            Net income (loss) per share...........................      $ 1.63    ($   0.71)   ($   2.86)
                                                                     =========    =========    =========
            Income (loss) available to ordinary shareholders......     $16,018    ( $ 6,717)   ($ 27,005)
                                                                     ---------    ---------    ---------
            Weighted average number of ordinary shares
               outstanding........................................   9,814,101    9,480,356    9,434,219
            Plus: incremental shares from assumed exercise of
               options............................................      26,058           --           --
                                                                     ---------    ---------    ---------
            Adjusted weighted average number of ordinary
               shares outstanding.................................   9,840,159    9,480,356    9,434,219
                                                                     ---------    ---------    ---------
            Net income (loss) per share assuming dilution.........   $    1.63    $   (0.71)   $   (2.86)
                                                                     =========    =========    =========

Potential shares that are issued during a year are normally considered as outstanding throughout the year for purposes of calculating net income
(loss) per share assuming dilution unless a net loss is incurred, in which case the shares are considered anti-dilutive and are therefore excluded from the calculation. Due to losses in both continuing operations and total operations during 2000, the anti-dilutive effect of the restricted share issuance described in Note 11 is excluded from the calculation of net income (loss) per share assuming dilution.

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

    Deposit liabilities and related assets: Underlying assets are comprised mainly of cash and deposits. The carrying values for deposit liabilities and related assets approximated fair market values due to the short-term maturities of these instruments.

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

Concentrations of credit risk with respect to other financial instruments are to some extent limited due to the number of reinsurers, agents and customers comprising the Company's receivable base. At December 31, 1999 there were amounts due from three reinsurers that totaled $52,039, and at December 31, 2000 there were amounts due from seven reinsurers that totaled $82,383, as discussed in Note 9. At December 31, 1999 and 2000, management believes that approximately $6,742 and $9,342 of paid and outstanding losses recoverable from reinsurers may prove uncollectible and has established a provision for doubtful accounts accordingly, as discussed in
Note 9.

    c) Forward foreign exchange contracts

The Company's functional currency is the U.S. dollar; however, as the Company operates internationally, it has exposure to changes in foreign currency exchange rates. These exposures include net cash inflows on non-U.S. dollar-denominated transactions.

To manage the Company's exposure to these risks, the Company enters into forward foreign exchange contracts in the currencies to which the Company is exposed. These contracts generally involve the exchange of one currency for another at some future date. The Company had no notional principal amounts outstanding at December 31, 1999 relating to contracts to buy
British Pounds Sterling in the future. The Company had one notional principal amount outstanding at December 31, 2000, relating to contracts to buy British Pounds Sterling in the future which had a cost of $2,305, a fair value of $2,230, and an unrealized net loss of $70. Net realized gains (losses) of $182, $Nil and ($132) have been recorded in the consolidated statements of income in respect of such contracts during the years ended December 31, 1998, 1999 and 2000, respectively.


16. SEGMENTAL INFORMATION

     (a) The Company has three continuing business segments; Brokerage, Program Business, and Insurance. The brokerage segment comprises subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. The program business segment comprises subsidiaries that market insurance products and manage programs developed by the Company. The insurance segment represents a company that underwrites and retains, subject to its own reinsurance, certain insurance and reinsurance risks, and its revenues include premiums earned on insurance polices, investment income and policy issuance fees. Other includes the Company's holding companies, group services companies, and income earned from investments in affiliated companies (1998 - $2,631, 1999 - $ Nil, 2000 - $Nil). In early 2001, following a review of its operations, the Company decided to discontinue its loss-making reinsurance and underwriting management segments, as discussed in Note 3. Intercompany transactions are recorded under normal terms of trade. Adjustments and eliminations to revenue are in respect of intersegmental revenues that are eliminated at the consolidated level. Adjustments and eliminations to assets are primarily in respect of intersegmental insurance balances receivable that are eliminated at the consolidated level.

                                      DECEMBER 31, 1998                 DECEMBER 31, 1999                DECEMBER 31, 2000
                                           Income                            Income                           Income
                                           (loss)                            (loss)                           (loss)
                              Revenues   before tax   Assets    Revenues   before tax   Assets    Revenues   before tax   Assets
                              --------   ----------   ------    --------   ----------   ------    --------   ----------   ------
CONTINUING OPERATIONS:
Brokerage                      $27,144    $11,501   $462,420    $24,879     $2,706    $787,818    $11,190   $(4,838)    $962,071
Program business                27,119      5,187     35,015     22,444    (2,716)      34,927     15,337    (5,057)      29,201
Insurance                       11,073      1,169     94,843     12,557    (2,139)     112,916     23,532    (5,046)     130,621
Other                            5,798      3,233     47,123        680    (5,749)      35,199        874    (3,558)      30,578
Adjustments & eliminations       (500)         --         --         --         --          --         --         --          --
                              --------     ------    -------    -------     ------     -------     ------    -------    --------
   Total from Continuing
       Operations               70,634     21,090    639,401     60,560    (7,898)     970,860     50,933   (18,499)   1,152,471

DISCONTINUED OPERATIONS:
Underwriting management          3,554      2,075     38,179      4,123      1,812      88,975      1,598    (4,937)      88,567
Reinsurance                     10,905      (3,357)   58,761      3,138    (3,402)      54,758      1,738    (6,092)      64,431
                                ------      -------   ------      -----    -------      ------      -----    -------      ------
   Total from Discontinued
       Operations               14,459      (1,282)   96,940      7,261    (1,590)     143,733      3,336   (11,029)     152,998
Adjustments & eliminations          --         --    (86,700)        --        --     (103,184)        --        --     (166,462)
                                ------     ------   --------     ------     ------   ---------     ------    -------   ---------
   Total from all operations   $85,093    $19,808   $649,641    $67,821   $(9,488)   $1,011,409   $54,269   $(29,528) $1,139,007
                               =======    =======   ========    =======   ========   ==========   =======  =========  ==========



    (b)  Summarized   financial   information  by  geographic  location  of
subsidiary for the years ended December 31, 1998, 1999 and 2000 is as follows:

REVENUES FOR THE                        Continuing operations                   Discontinued
YEAR ENDED                              ---------------------                   ------------
                                                       Adjustments               operations -
                                                       ------------              ------------
                        Bermuda     U.K      U.S.A.         &           Total      Bermuda     Consolidated
                        -------     ---      ------    Eliminations     -----      -------     ------------
                                                       ------------
   December 31, 1998    $13,026   23,632     34,713        (737)       70,634      14,459         $85,093
   December 31, 1999     $6,094   20,295     34,582        (411)       60,560       7,261         $67,821
   December 31, 2000     $2,296    8,031     40,606          --        50,933       3,336         $54,269


                                                                   Discontinued    Adjustments
                                                                   ------------    -----------
IDENTIFIABLE ASSETS                 Continuing operations          operations -         &
AT THE YEAR ENDED                   ---------------------          ------------         -
                         Bermuda     U.K      U.S.A.      Total      Bermuda      eliminations   Consolidated
                         -------     ---      ------      -----      -------      ------------   ------------
   December 31, 1998     $81,549   477,639   127,851     687,039      96,940        (134,338)     $  649,641
   December 31, 1999     $90,931   793,641   151,671   1,036,243     146,061        (170,895)     $1,011,409
   December 31, 2000     $91,404   934,028   153,884   1,179,316     148,262        (188,571)     $1,139,007



    (c) The Company's Program Business companies market and manage insurance products and programs developed by the Company on behalf of independent insurance carriers. In addition, the Company, through its brokerage operations, provides additional business and services to certain of these independent insurance carriers in respect of these products and other insurance and reinsurance policies. For the years ended December 31, 1998, 1999 and 2000 revenues received from one independent insurance carrier approximately accounted for the following percentage of total revenues.

                                                               December 31,
                                                   1998           1999          2000
                                                   ----           ----          ----
             CONTINUING OPERATIONS:
             Brokerage                              19%            19%           14%
             Program business                       71%            70%           74%
             Insurance                              0%              0%           17%
             Other                                  11%             0%            0%
                                                    ---             --            --
                Total for continuing operations     35%            34%           33%


             DISCONTINUED OPERATIONS:
             Underwriting management                94%            91%           100%
             Reinsurance                            74%            72%           74%
                                                    ---            ---           ---
                Total for Discontinued Operations   79%            83%           85%
                                                    ---            ---           ---
                Total for all operations            43%            39%           37%


The loss of this carrier could have a material adverse effect on the Company. However, the Company believes that, subject to market conditions, the availability of alternative underwriting capacity at Realm National and other independent insurance carriers would reduce the impact of such a loss.

17. COMMITMENTS

Future minimum lease payments under non-cancelable operating property leases as at December 31, 2000 are as follows:

                              2001..................     $2,671
                              2002..................      2,264
                              2003..................      1,962
                              2004..................      1,471
                              2005..................      1,088
                              2006 and thereafter...      3,526
                                                          -----
                                                        $12,982
                                                        -------

Total rental expense for continuing operations for the years ended December 31, 1998, 1999 and 2000, was $2,065, $3,089, and $1,854, respectively.
Total rental expense for discontinued operations for the years ended December 31, 1998, 1999 and 2000, was $126, $114, and $117, respectively.

Certain lease commitments are subject to annual adjustment under escalation clauses, for real estate taxes and the landlord's operating expenses. Such adjustments will not be material to the Company.


18. STATUTORY SURPLUS AND DIVIDEND RESTRICTIONS

The Company's ability to pay dividends is subject to certain restrictions, including the following:

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

    Realm National did not have any earned surplus available for the payment of dividends in 1999 and 2000 due to its statutory-basis accumulated deficit.

    Realm National's total capital and surplus and net income determined on a New York statutory basis are as follows:

                                                           1999      2000
                                                           ----      ----
      Total capital and surplus at December 31,.......  $ 17,177   $14,116
      Net income (loss) for year ended December 31,...  $    219   $(4,167)

        c) The NAIC has a model law which establishes certain minimum risk-based capital ("RBC") requirements for property-casualty insurance companies. The RBC calculation serves as a benchmark for the regulation of insurance companies by state insurance regulators. The calculation specifies various formulas and weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk and are set forth in the RBC requirements. The capital of Realm National as of December 31, 1999 and 2000 exceeded the amount calculated using the RBC requirements.

        d) The Company's Bermuda reinsurance subsidiary, CIRCL, is required by its license to maintain capital and surplus greater than a minimum statutory amount determined as the greater of a percentage of outstanding losses and loss expenses (net of reinsurance recoverable) or a given fraction of net written premiums. At December 31, 1999 and 2000, respectively, CIRCL was required to maintain a minimum statutory capital and surplus of $2,024 and $1,272. Accordingly, a further $520 of capital was required to be contributed to CIRCL at the end of 2000 to meet the minimum statutory requirements. Subsequent to the year end, the Company contributed $600 to CIRCL to enable it to meet its minimum statutory requirements.

    CIRCL's total surplus and net loss determined on a Bermuda statutory basis is as follows:

                                                           1999      2000
                                                           ----      ----
       Total surplus at December 31......................$ 2,857   $   752
       Net loss for year ended December 31...............$(5,227)  $(5,641)

    CIRCL is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Certain categories of assets do not qualify as relevant assets under the statute. At December 31, 1999 and 2000, respectively, CIRCL was required to maintain relevant assets of at least $23,000 and $17,234. At that date relevant assets were approximately $33,500 and $23,718 and the minimum liquidity ratio was therefore met.


19. RELATED PARTY TRANSACTIONS

Goldman, Sachs & Co. or certain of its affiliates maintained certain contractual relationships with the Company and provided investment banking services to the Company. Goldman, Sachs & Co. also provided investment management services to Realm National pursuant to a Corporate Account Agreement dated December 24, 1996 and received customary fees and expenses of approximately $32 during 1999 and $35 during 2000 for such services.


20. CONTINGENCIES

(a) The proceedings which Sphere Drake Insurance Limited ("Sphere Drake") caused to be issued on February 29, 2000 in the London Commercial Court (equivalent to a civil complaint in U.S. jurisdictions) against two of the Company's U.K. subsidiaries, two former officers of those subsidiaries and others, remain pending. Sphere Drake alleges, in substance, that each and every contract placed with it through its underwriting agent by the Company's U.K. broker subsidiary was commercially unreasonable. Sphere Drake further alleges that this was obvious to the broker and that, accordingly, the London Commercial Court should infer a conspiracy between the broker and the underwriting agent to defraud Sphere Drake, thereby allowing it to treat as void from the outset all of the inwards reinsurance contracts placed through the underwriting agent by the Company's broker subsidiary. These proceedings currently are focused on preparation for the trial of the action, which is scheduled for October 2001.

It is the opinion of management that the claims described in Sphere Drake's action are without merit and the case is being and will be defended vigorously.

(b) The Company, together with one of its London subsidiaries and a former employee of that subsidiary, filed a motion to dismiss the claims asserted against them in the amended complaint in an existing action in the New York State Supreme Court brought by AXA Reassurance S.A. ("AXA"), in which AXA seeks to void reinsurance contracts entered into in connection with certain "reinsurance-backed gap film financing" arrangements ("Film Finance Covers") brokered by the Company's London subsidiary. The Court ruled on March 8, 2001, that it would hold the motion in abeyance pending further discovery. The Company, its subsidiary and the former employee currently are engaged in ongoing discovery proceedings in the action.

The Company, together with one of its London subsidiaries and a former employee of that subsidiary, were named in a third-party complaint filed on or about February 20, 2001 in federal district court in California by defendant AXA Corporate Solutions (U.K.) Ltd. (allegedly misnamed in plaintiff's complaint as AXA RE UK). The third-party complaint alleges fraudulent and/or wrongful inducement to contract allegedly resulting in exposure to liability for claims under another Film Finance Cover brokered by the Company's London subsidiary. The Company, its London subsidiary and the former employee are in the process of evaluating their response to the third-party complaint, including the possibility of moving to dismiss the complaint.

Two of the Company's London subsidiaries, together with other unrelated parties, have been named in: (i) a complaint in federal district court in California; and, (ii) a third-party complaint in an existing action in the New York State Supreme Court, each filed on March 16, 2001 by New Hampshire Insurance Company. Each pleading alleges identical claims of fraudulent inducement and negligent misrepresentation in connection with another Film Finance Cover. The London subsidiaries are in the process of evaluating their responses to these complaints, including the possibility of filing motions to dismiss.

It is the opinion of management that the claims described in these actions are without merit and the cases are being and will be defended vigorously.

(c) Several arbitration proceedings currently are pending in England between reinsurers and ceding insurers relating to reinsurance transactions involving the personal accident excess of loss market in London ("LMX") for the account years 1993, 1994, 1995 and 1996. Although neither the Company nor its broker subsidiaries is a party to any of these arbitrations, certain of the Company's subsidiaries acted as a reinsurance broker for ceding insurer clients that are parties to certain of the arbitrations.

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

With the exception of: (a) one inactive proceeding which the subsidiaries have been informed will be withdrawn; and (b) two related proceedings pending against certain subsidiaries of the Company, and certain current and former officers of these subsidiaries, each of which is in a very early procedural stage, all judicial proceedings against the Company's subsidiaries relating to these matters have been stayed or held in abeyance pursuant to standstill agreements or court order.

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

The Company understands that substantial progress has been and continues to be made by various market participants in settling ongoing reinsurance disputes, including many of the market participants that are parties to the arbitrations and other proceedings described above. The Company understands that a settlement by certain market participants of reinsurance disputes arising in the 1994 year of account (the "1994 Year of Account Settlement") has been executed.

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

(d) Beginning in late 1998 and 1999, the reinsurance markets in which the Company historically has been involved experienced considerable disruption for a variety of reasons, including but not limited to the LMX market disputes described above and other disputes involving the North American workers' compensation reinsurance market. The effects of this disruption have continued up to the present time.

    One result of this market disruption has been that certain reinsurers with whom the Company's broker subsidiaries placed business on behalf of ceding insurer clients suspended claims payments to those clients, as well as to the Company's insurance and reinsurance subsidiaries, in certain instances also claiming a right to rescind the reinsurance contracts. As a result, a number of arbitrations were commenced between Company clients and their reinsurers. The Company has endeavoured consistently to provide support to its clients in connection with these proceedings. In one ongoing arbitration involving Realm National, that company has succeeded in obtaining $4.8 million in interim relief from a reinsurer by order of the arbitration panel pending a final determination of the matters in issue.

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

21. QUARTERLY FINANCIAL DATA--UNAUDITED

                                                       FIRST       SECOND      THIRD      FOURTH
                                                       -----       ------      -----      ------
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                      -------     -------     -------     -------
                                                        (I)         (I)         (I)         (I)
                                                        ---         ---         ---         ---
YEAR ENDED DECEMBER 31, 1999
     Total revenues from continuing operations...... $ 19,929   $ 18,834     $13,207      $8,590
     Net income (loss)..............................    3,631        978      (2,572)     (8,754)
     Net income (loss) per share....................    0.38        0.10       (0.27)      (0.92)
     Net income (loss) per share assuming dilution.. $  0.38    $   0.10     $ (0.27)    $ (0.92)
YEAR ENDED DECEMBER 31, 2000
     Total revenues from continuing operations...... $ 15,285   $ 10,000     $13,546     $12,102
     Net income (loss)..............................   (1,022)    (2,206)     (2,556)    (21,221)
     Net income (loss) per share....................   (0.11)      (0.23)      (0.27)      (2.25)
     Net income (loss) per share assuming dilution.. $ (0.11)   $  (0.23)    $ (0.27)    $ (2.25)


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

During the Company's fiscal years ended December 31, 1997 and 1998 and the interim period subsequent to the fiscal year ended December 31, 1998, neither the Company nor any person on the Company's behalf consulted Arthur Andersen LLP, regarding either:

     (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; and no written or oral advice was provided to the Company, that Arthur Andersen LLP concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing, or financial reporting issues; or
    (ii) any matter that was the subject of a disagreement or a reportable event, as those items are defined under Regulationss.229.304 (17
          C. F. R.ss.229.304)

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

The remainder of this item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. Such information is hereby incorporated by reference.


ITEM 11--EXECUTIVE COMPENSATION

This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. Such information is hereby incorporated by reference.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. Such information is hereby incorporated by reference.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of the  information  required  by this item is  included in Part 2,
Item 8 of this Form 10-K.

The remainder of this item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. Such information is hereby incorporated by reference.


                                  PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) EXHIBITS

      EXHIBIT NO.                         DESCRIPTION
      -----------    ---------------------------------------------------------
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

           11.       Statement Re Computation of Per Share Earnings

           16. Letter of KPMG regarding change in certifying accountant (2)

           21.       Subsidiaries of the Company

           99.       Forward-Looking Information

(1) Incorporated by reference from Registration Statement on Form S-1 (No. 333-32995) of Stirling Cooke Brown Holdings Limited.
    *Management Compensation

(2)  Incorporated  by reference  from the Company's Form 8-K filed on April
     28, 1999.


     (B) REPORTS ON FORM 8-K.

          None.

     (C) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          1. Financial Statements

               Included in Part II--Item 8 of this report.

          2. Index to Financial Statement Schedules

               Included in Part IV of this report:

                         --------------------------------------------------                       SCHEDULE
                                                                                                  --------
                                                                                                   NUMBER    PAGE
                                                                                                   ------    ----
               Reports of Independent Accountants on financial statement schedules included
                  in Form 10-K.                                                                                55
               Schedule of Investments excluding Investments in Related Parties as of
                  December 31, 2000                                                                   I        57
               Condensed Financial Information of Registrant as of and for the years ended
                  December 31, 1998, 1999 and 2000                                                   II     58-60
               Supplementary Insurance Information as of and for the years ended December
                  31, 1998, 1999 and 2000                                                           III        61
               Reinsurance for the years ended December 31, 1998, 1999 and 2000                      IV        62
               Valuation and Qualifying Accounts for the years ended December 31, 1998, 1999
                  and 2000                                                                            V        63
               Supplmental Information concerning Property-Casualty Insurance Operations for
                  the years ended December 31, 1998, 1999 and 2000                                   VI        64


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

Under date of March 13, 2001, we reported on the consolidated balance sheets of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements referred to above are included in Item 8 of this Annual Report on Form 10-K for the years ended December 31, 1999 and 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

The consolidated financial statements of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 1998 were reported on by other auditors whose report is dated March 5, 1999. Those consolidated financial statements referred to above are also included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2000. In connection with their audits of the aforementioned consolidated financial statements, they also audited the related financial statement schedules listed in the accompanying index.

In our opinion, the 1999 and 2000 amounts included in the financial statement schedules fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

We have also audited the adjustments described in Note 3 to the financial statements, which are included in item 8 of this Form 10-K for the year ended December 31, 2000, that were applied to restate the 1998 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.


/s/ Arthur Andersen LLP

Arthur Andersen LLP
New York, New York
March 13, 2001

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors of
Stirling Cooke Brown Holdings Limited

Under date of March 5, 1999, we reported on the consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows of Stirling Cooke Brown Holdings Limited and subsidiaries for the year ended December 31, 1998, before the restatement described in Note 3 to the financial statements, which are included in item 8 of this Form 10-K for the year ended December 31, 2000. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedules for the year ended December 31, 1998, before the restatement described in Note 3 to the financial statements. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, the 1998 financial statement schedules (before restatement), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/S/   KPMG

KPMG
Hamilton, Bermuda
March 5, 1999

                   STIRLING COOKE BROWN HOLDINGS LIMITED
      SCHEDULE OF INVESTMENTS EXCLUDING INVESTMENTS IN RELATED PARTIES
                                 SCHEDULE I

                                                                                           AMOUNT AT WHICH
                                                                                           ---------------
                                                                                            SHOWN IN THE
                                                                                            ------------
                                                                                 FAIR       BALANCE SHEET
                                                                                 ----       -------------
                                                                       COST      VALUE    DECEMBER 31, 2000
                                                                       ----      -----    -----------------
Fixed maturities
   Bonds:
     United States Government and government agencies and
        authorities..............................................     $8,010    $8,077        $   8,077
     States, municipalities and political subdivisions...........      6,624     6,652            6,652
     Foreign governments.........................................         30        30               30
     All other corporate bonds...................................     11,502    11,332           11,332
                                                                      ------    ------        ---------

          Total fixed maturities.................................     26,166    26,091           26,091
Equity securities
   Common stocks:
   Industrial, miscellaneous and other...........................      2,567     2,636            2,636
                                                                      ------    ------        ---------

          Total equity securities................................      2,567     2,636            2,636
Short-term investments...........................................      5,887     5,887            5,887
                                                                      ------    ------        ---------

          Total investments......................................    $34,620   $34,614        $  34,614
                                                                     =======   =======        =========

                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  PARENT COMPANY ONLY BALANCE SHEETS--SCHEDULE II

                                             DECEMBER 31, 1999 AND 2000
                 (Expressed in thousands of United States Dollars, except share and per share data)


                                                                                                 1999       2000
                                                                                                 ----       ----
Assets
     Cash and cash equivalents............................................................     $14,495    $ 5,486
     Due from subsidiaries................................................................      23,812     29,972
     Investments in subsidiaries..........................................................      34,143      7,529
     Other assets.........................................................................         497        322
     Marketable securities................................................................      12,606     14,065

                                                                                               -------    -------
          Total Assets....................................................................     $85,553    $57,374
                                                                                               =======    =======
Liabilities
     Accounts payable and accrued liabilities.............................................     $   721    $   495

                                                                                               -------    -------
          Total Liabilities...............................................................         721        495

                                                                                               -------    -------

Shareholders' equity
     Share capital
        Authorized 20,000,000 ordinary shares of par value $0.25 each issued and fully
          paid 9,863,372 ordinary shares..................................................       2,466      2,466
     Additional paid in capital...........................................................      54,167     54,167
     Accumulated other comprehensive loss.................................................        (211)       (29)
     Retained earnings....................................................................      34,067      5,932

                                                                                               -------    -------
                                                                                                90,489     62,536
     Less: ordinary shares in treasury (1999--443,400, 2000--443,400) at cost.............      (5,657)    (5,657)

                                                                                               -------    -------
          Total shareholders' equity......................................................      84,832     56,879

                                                                                               -------    -------
Total Liabilities and Shareholders' equity................................................     $85,553    $57,374
                                                                                               =======    =======

                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   PARENT COMPANY ONLY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME--SCHEDULE II

                                      YEARS ENDED DECEMBER 31, 1998, 1999 AND
                               2000 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS,
                                          EXCEPT SHARE AND PER SHARE DATA)

                                                                           1998          1999         2000
                                                                           ----          ----         ----
REVENUES
     Net investment income...........................................   $   1,920     $  1,717     $   1,370
                                                                        ---------     --------     ---------
Total Revenues.......................................................       1,920        1,717         1,370
EXPENSES
     Salaries and benefits...........................................         184          536           746
     Other operating expenses........................................       1,015        3,178         7,230
                                                                        ---------     --------     ---------


Total Expenses.......................................................       1,199        3,714         7,976
NET INCOME (LOSS) BEFORE EQUITY IN INCOME (LOSS) OF SUBSIDIARIES ....         721       (1,997)       (6,606)
Equity in income (loss) of subsidiaries..............................      15,297       (4,720)      (20,399)
                                                                        ---------     ---------    ---------


NET INCOME (LOSS)....................................................   $  16,018     $ (6,717)    $ (27,005)
                                                                        ---------     ---------    ---------

Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during
        the year (net of tax of $130, $168 and $111)                          314         (716)          682
   Less: reclassification adjustments for realized gains (losses)
        included in net income (net of tax of $1 ($169) and $257)             (58)         186          (500)
                                                                        ---------     --------     ---------
   Other comprehensive income (loss), net of tax                              256         (530)          182
                                                                        ---------     --------     ---------
   Comprehensive income (loss)                                            $16,274     $ (7,247)    $ (26,823)
                                                                        =========     ========     =========


                                 STIRLING COOKE BROWN HOLDINGS LIMITED

                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS--SCHEDULE II

                                YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                          (Expressed in thousands of United States Dollars,
                                   except share and per share data)

                                                                         1998         1999          2000
                                                                         ----         ----          ----
OPERATING ACTIVITIES
     Net income (loss)................................................ $ 16,018     $ (6,717)    $(27,005)
Items not effecting cash
     Amortization and write-off of goodwill...........................      373          373        5,977
     Amortization of marketable securities............................       (8)          10            8
     Depreciation and amortization of capital assets..................        2           10           10
     Equity in (income) loss of subsidiaries..........................  (15,297)       4,720       20,399
     Gain on sale of marketable securities............................      (55)        (143)           0
     Changes in non cash operating assets and liabilities
        Other assets..................................................     (134)         (80)         165
        Accounts payable and accrued liabilities......................     (892)         472         (226)
        Due to subsidiaries...........................................        0            0            0
                                                                       --------     --------     --------

          Net cash provided (used) by operating activities............        7       (1,355)        (672)

INVESTING ACTIVITIES
     Purchase of capital assets.......................................        0            0            0
     Investments in subsidiaries......................................      960           15            6
     Due from subsidiaries............................................   (4,331)      (3,606)      (6,213)
     Dividends received from subsidiaries.............................    9,250        6,000            0
     Purchase of debt securities......................................   (3,992)     (11,156)           0
     Purchase of equity securities....................................     (503)      (1,000)      (2,000)
     Proceeds on sale of debt securities..............................        0        2,190        1,000
     Proceeds on sale of equity securities............................      558          953            0
                                                                       --------     --------     --------

          Cash provided (used) by investing activities................    1,942       (6,604)      (7,207)

FINANCING ACTIVITIES
     Dividends........................................................   (1,178)      (1,130)      (1,130)
     Net proceeds from subscription to share capital..................        0            0            0
     Proceeds from exercise of options................................        0            0            0
     Purchase of ordinary shares in treasury..........................     (567)      (4,423)           0
     Sales of ordinary shares in treasury.............................        0            0            0
                                                                       --------     --------     --------

          Cash used by financing activities...........................   (1,745)      (5,553)      (1,130)
                                                                       --------     --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................      204      (13,512)      (9,009)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................   27,803       28,007       14,495
                                                                       --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR.............................. $ 28,007     $ 14,495     $  5,486
                                                                       ========     ========     ========

All dividends received were from consolidated subsidiaries.


                                                STIRLING COOKE BROWN HOLDINGS LIMITED

                                          SUPPLEMENTARY INSURANCE INFORMATION--SCHEDULE III

                                            YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                          (Expressed in thousands of United States Dollars,
                                                  except share and per share data)

                                            FUTURE
                                            ------
                                            POLICY
                                            ------
                                           BENEFITS,           OTHER                       BENEFITS, AMORTIZATION
                                           ---------           -----                       ----------------------
                               DEFERRED     LOSSES,            POLICY                       CLAIMS,   OF DEFERRED
                               --------     -------            ------                       -------   -----------
                                POLICY      CLAIMS             CLAIMS              NET    LOSSES AND   POLICY       OTHER
                                ------      ------             ------              ---    ----------   ------       -----
                              ACQUISITION  AND LOSS  UNEARNED   AND    PREMIUM INVESTMENT SETTLEMENT ACQUISITION  OPERATING PREMIUMS
                              -----------  --------  --------   ---    ------- ---------- ---------- -----------  --------- --------
                                COSTS      EXPENSES  PREMIUMS BENEFITS REVENUE   INCOME    EXPENSES     COSTS      EXPENSES  WRITTEN
                                -----      --------  -------- -------- -------   ------    --------     -----      --------  -------
YEAR ENDED DECEMBER 31, 1998
  Brokerage.................   $      0  $      0   $      0   $     0  $     0  $ 3,336  $     0    $      0     $15,643    $     0
  Program Business..........          0         0          0         0        0      777        0           0      21,932          0
  Insurance.................      1,848    30,788     22,477         0    7,716    1,261    4,790       2,052       3,062      9,676
  Other.....................          0         0          0         0        0    2,353        0           0       1,679          0
                               --------  --------   --------   -------  -------  -------  -------    --------     -------    -------
     Total continuing
operations..................      1,848    30,788     22,477         0    7,716    7,727    4,790       2,052      42,316      9,676

  Underwriting Management...          0         0          0         0        0      197        0           0       1,865          0
  Reinsurance...............        438    35,329      2,560         0   10,058      847   12,481       1,566         215      7,740
                               --------  --------   --------   -------  -------  -------  -------    --------     -------    -------
     Total discontinued
        operations..........        438    35,329      2,560         0   10,058    1,044   12,481       1,566       2,080      7,740
                               --------  --------   --------   -------  -------  -------  -------    --------     -------    -------
     Total all operations...   $  2,286  $ 66,117   $ 25,037   $     0  $17,774  $ 8,771  $17,271    $  3,618     $44,396    $17,416
                               ========  ========   ========   =======  =======  =======  =======    ========     =======    =======

YEAR ENDED DECEMBER 31, 1999
  Brokerage.................   $      0  $      0   $      0   $     0  $     0  $ 2,573  $     0    $      0     $22,173    $     0
  Program Business..........          0         0          0         0        0      424        0           0      25,160          0
  Insurance.................      1,723    59,422     20,108         0    9,451      558    6,965       3,141       4,590      8,907
  Other.....................          0         0          0         0        0    2,197        0           0       6,063          0
                               --------  --------   --------   -------  -------  -------  -------    --------     -------    -------
     Total continuing
        operations..........      1,723    59,422     20,108         0    9,451    5,752    6,965       3,141      57,986      8,907

  Underwriting Management...          0         0          0         0        0      223        0           0       2,677          0
  Reinsurance...............         22    33,713        851         0    2,399      739    5,405         719         416      1,121
                               --------  --------   --------   -------  -------  -------  -------    --------     -------    -------
     Total discontinued
        operations..........         22    33,713        851         0    2,399      962    5,405         719       3,093      1,121
                               --------  --------   --------   -------  -------  -------  -------    --------     -------    -------

     Total all operations      $  1,745  $ 93,135   $ 20,959   $     0  $11,850  $ 6,714  $12,370    $  3,860     $61,079    $10,028
                               ========  ========   ========   =======  =======  =======  =======    ========     =======    =======

YEAR ENDED DECEMBER 31, 2000
  Brokerage.................   $      0  $      0   $      0   $     0  $     0  $ 2,377  $     0    $      0      16,027    $     0
  Program Business..........          0         0          0         0        0      539        0           0      20,395          0
  Insurance.................      2,033    79,820     21,087         0   18,494    1,788   17,160       5,454       5,964     61,396
  Other.....................          0         0          0         0        0    1,438        0           0       4,432          0
                               --------  --------   --------   -------  -------  -------  -------    --------     -------    -------
     Total continuing
       operations...........      2,033    79,820     21,087         0   18,494    6,142   17,160       5,454      46,818     61,396

  Underwriting Management...          0         0          0         0        0      316        0           0       6,534          0
  Reinsurance...............          0    34,683          0         0      853      885    6,233         129       1,468        321
                               --------  --------   --------   -------  -------  -------  -------   ---------     -------    -------
     Total discontinued
       operations...........          0    34,683          0         0      853    1,201    6,233         129       8,002        321
                               --------  --------   --------   -------  -------  -------  -------   ---------     -------    -------
        Total all operations   $  2,033  $114,503   $ 21,087   $     0  $19,347  $ 7,343  $23,393   $   5,583     $54,820    $61,717
                               ========  ========   ========   =======  =======  =======  =======   =========     =======    =======


                                   STIRLING COOKE BROWN HOLDINGS LIMITED

                                         REINSURANCE--SCHEDULE IV

                                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                              (Expressed in thousands of United States Dollars,
                                     except share and per share data)

                                                                                            PERCENTAGE
                                                                                            ----------
                                                                                             OF GROSS
                                                                                             --------
                                          GROSS       GROSS         GROSS        NET         PREMIUMS
                                          -----       -----         -----        ---         --------
                                        PREMIUMS     PREMIUMS     PREMIUMS     PREMIUMS     ASSUMED TO
                                        --------     --------     --------     --------     ----------
                                         WRITTEN      CEDED        ASSUMED      EARNED     NET PREMIUMS
                                         -------      -----        -------      ------     ------------
                                                                                              EARNED
                                                                                              ------
Year ended December 31, 1998
     Continuing operations.........     $  39,526    $ 31,809     $      0     $    7,717        0%
     Discontinued operations.......             0       4,998       15,055         10,057      150%
                                        ---------    --------     --------     ----------      ----
         Total for all operations..     $  39,526    $ 36,807     $ 15,055     $   17,774       85%
                                        =========    ========     ========     ==========

Year ended December 31, 1999
     Continuing operations.........     $  49,856    $ 40,405     $      0     $    9,451        0%
     Discontinued operations.......             0       2,302        4,701          2,399      196%
                                        ---------    --------     --------     ----------      ----
         Total for all operations..     $  49,856    $ 42,707     $  4,701     $   11,850       40%
                                        =========    ========     ========     ==========

Year ended December 31, 2000
     Continuing operations.........     $  60,313    $ 41,819     $      0     $   18,494        0%
     Discontinued operations.......             0         319        1,172            853      137%
                                        ---------    --------     --------     ----------      ----
         Total for all operations..     $  60,313    $ 42,138     $  1,172     $   19,347        6%
                                        =========    ========     ========     ==========


                   STIRLING COOKE BROWN HOLDINGS LIMITED

               VALUATION AND QUALIFYING ACCOUNTS--SCHEDULE V
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)


                                           BALANCE AT    CHARGED TO    CHARGED TO
                                           ----------    ----------    ----------
                                            BEGINNING     COSTS AND       OTHER                      BALANCE AT
                                            ---------     ---------       -----                      ----------
                 DESCRIPION                 OF PERIOD     EXPENSES      ACCOUNTS    DEDUCTIONS     END OF PERIOD
                                            ---------   ------------    --------    ----------     -------------
Year ended December 31, 1998
   Allowance for Doubtful Accounts
         Continuing operations               $  --        $    --         $   --      $    --          $    --
         Discontinued operations                --          2,500             --           --            2,500
                                             ------       -------         ------      -------          -------
         Total operations                    $  --        $ 2,500         $   --      $    --          $ 2,500

Year ended December 31, 1999
   Allowance for Doubtful Accounts
         Continuing operations               $  --        $ 2,182         $   --      $    --          $ 2,182
         Discontinued operations              2,500         2,060             --           --            4,560
                                             ------       -------         ------      -------          -------
         Total operations                    $2,500       $ 4,242         $   --      $    --          $ 6,742

Year ended December 31, 2000
   Allowance for Doubtful Accounts
         Continuing operations               $2,182       $   200         $   --      $    --          $ 2,382
         Discontinued operations              4,560         2,400             --           --            6,960
                                             ------       -------         ------      -------          -------
         Total operations                    $6,742       $ 2,600         $   --      $    --          $ 9,342


                         STIRLING COOKE BROWN HOLDINGS LIMITED

                          SUPPLEMENTARY INSURANCE INFORMATION
            CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS--SCHEDULE VI

                        YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                    (Expressed in thousands of United States Dollars,
                           except share and per share data)


                                                  RESERVE
                                                  -------
                                                FOR LOSSES
                                                ----------
                                   DEFERRED      AND LOSS    DISCOUNT,                            NET
                                   --------      --------    ---------                            ---
                                 ACQUISITION    ADJUSTMENT    IF ANY,    UNEARNED    EARNED    INVESTMENT
                                 -----------    ----------    -------    --------    ------    ----------
                                    COSTS        EXPENSES    DEDUCTED    PREMIUMS   PREMIUMS     INCOME
                                    -----        --------    --------    --------   --------     ------
Year ended December 31, 1998
  Property/Casualty entities
    Continuing ........           $  1,848      $ 30,788      $    --    $ 22,477   $  7,716   $  1,261
    Discontinued ......                438        35,329           --       2,560     10,058        847
                                  --------      --------      -------    --------   --------   --------
    All ...............           $  2,286      $ 66,117      $    --    $ 25,037   $ 17,774   $  2,108

Year ended December 31, 1999
  Property/Casualty entities
    Continuing ........           $  1,723      $ 59,422      $    --    $ 20,108   $  9,451   $    558
    Discontinued ......                 22        33,713           --         851      2,399        739
                                  --------      --------      -------    --------   --------   --------
    All ...............           $  1,745      $ 93,135      $    --    $ 20,959   $ 11,850   $  1,297

Year ended December 31, 2000
  Property/Casualty entities
    Continuing ........           $  2,033      $ 79,820      $    --    $ 21,087   $ 18,494   $  1,788
    Discontinued ......                 --        34,683           --        --          853        885
                                  --------      --------      -------    --------   --------   --------
    All ...............           $  2,033      $114,503      $    --    $ 21,087   $ 19,347   $  2,673



                                   LOSSES AND LOSS
                                 ADJUSTMENT EXPENSES
                                 INCURRED RELATED TO
                                                           AMORTIZATION       PAID
                                                           ------------       ----
                                                            OF DEFERRED      LOSSES
                                                            -----------      ------
                                                              POLICY        AND LOSS
                                                              ------        --------
                                   CURRENT                  ACQUISITION    ADJUSTMENT      PREMIUM
                                   -------                  -----------    ----------      -------
                                    YEAR       PRIOR YEAR      COSTS        EXPENSES       WRITTEN
                                    ----       ----------      -----        --------       -------
Year ended December 31, 1998
  Property/Casualty entities
    Continuing ........           $  4,811      $    (21)     $  2,052      $  3,149      $  9,676
    Discontinued ......              7,767         4,714         1,566         9,355         7,740
                                  --------      --------      --------      --------      --------
    All ...............           $ 12,578      $  4,693      $  3,618      $ 12,504      $ 17,416

Year ended December 31, 1999
  Property/Casualty entities
    Continuing ........           $  6,289      $    676      $  3,141      $  4,335      $  8,907
    Discontinued ......              2,407         2,998           719         6,138         1,121
                                  --------      --------      --------      --------      --------
    All ...............           $  8,696      $  3,674      $  3,860      $ 10,473      $ 10,028

Year ended December 31, 2000
  Property/Casualty entities
    Continuing ........           $ 13,617      $  3,543      $  5,454      $  6,568      $ 61,396
    Discontinued ......                177         6,056           129         3,408           321
                                  --------      --------      --------      --------      --------
    All ...............           $ 13,794      $  9,599      $  5,583      $  9,976      $ 61,717


                                 SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN HAMILTON, BERMUDA, ON THE 30TH DAY OF MARCH, 2001.

                                     STIRLING COOKE BROWN HOLDINGS LIMITED


                                     By      /S/ GEORGE W. JONES
                                       ---------------------------------------
                                                    George W. Jones
                                           Chief Financial Officer and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW AS OF THIS 30TH DAY OF MARCH, 2000, BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED:


           SIGNATURE                                    TITLE
  -----------------------------  ----------------------------------------------

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


        /S/REUBEN JEFFERY III    Director

        Reuben Jeffery III


     /S/ NICHOLAS MARK COOKE     Director

        Nicholas Mark Cooke


         /S/ JEAN DE POURTALES   Director

         Jean de Pourtales