Form 10-Q
period 2000-12-31
STIRLING COOKE BROWN HOLDINGS LTD
filed 2001-05-15
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-Q

(Mark One)

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For the period ended March 31, 2001

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

                             YES      |X|               NO      |_|

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of March 31, 2001 was 9,519,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION


                                                                       PAGE
                                                                       ----

ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31, 2000
         and March 31, 2001 (Unaudited) ................................   1

         Unaudited Consolidated Statements of Income and
         Comprehensive Income for the three-month periods ended
         March 31, 2000 and 2001.......................................    2

         Unaudited Consolidated Statements of Changes in
         Shareholders' Equity for the three-month periods ended
         March 31, 2000 and 2001.......................................    3

         Unaudited Consolidated Statements of Cash Flows for the
         three-month periods ended March 31, 2000 and 2001..............   4

         Notes to Unaudited Consolidated Financial Statements at
         March 31, 2000 and 2001........................................   5

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................   7

                        PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS..............................................  11

ITEM 5   OTHER INFORMATION..............................................  13

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K...............................  13

         SIGNATURES.....................................................  14

                                  EXHIBITS

Exhibit 11 - Statement of Computation of Net Income Per Ordinary Share
Exhibit 99 - Forward Looking Information

                                      STIRLING COOKE BROWN HOLDINGS LIMITED
                                           CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)
                                            (EXPRESSED IN THOUSANDS OF
                                  UNITED STATES DOLLARS, EXCEPT PER-SHARE DATA)

                                                                                              2000            2001
                                                                                          -----------    ------------
                                         ASSETS
                                         ------

Marketable securities, at fair value
         Debt securities (amortized cost, 2000 - $26,166, 2001 - $28,018).............    $    26,091    $     28,307
         Equity securities (cost, 2000 - $2,567, 2001 - $2,559).......................          2,636           2,698
         Short-term investments (amortized cost, 2000 - $5,887, 2001 - $6,366)........          5,887           6,366
                                                                                          -----------    ------------
Total marketable securities...........................................................         34,614          37,371
Cash and cash equivalents.............................................................         41,358          38,575
Fiduciary funds-restricted............................................................         39,015          25,940
Insurance and reinsurance balances receivable.........................................        872,666         918,255
Paid losses recoverable from reinsurers...............................................         26,254          30,602
Outstanding losses recoverable from reinsurers........................................         81,219          75,091
Deferred acquisition costs............................................................          2,033           2,677
Deferred reinsurance premiums ceded...................................................         13,088           9,356
Deferred tax asset....................................................................          5,783           5,783
Goodwill..............................................................................          1,969           1,911
Other assets..........................................................................         16,060          13,610
Income taxes receivable...............................................................          1,113           1,268
Assets related to deposit liabilities.................................................          3,835           3,539
                                                                                          -----------    ------------
         Total assets.................................................................    $ 1,139,007    $  1,163,978
                                                                                          ===========    ============

                                   LIABILITIES
                                   -----------
Outstanding losses and loss expenses..................................................    $   114,503    $    105,832
Unearned premiums.....................................................................         21,087          19,852
Deferred income.......................................................................          2,970           2,381
Insurance and reinsurance balances payable............................................        910,437         960,646
Funds withheld........................................................................          1,565              62
Accounts payable and accrued liabilities..............................................         27,731          16,128
Deposit liabilities...................................................................          3,835           3,539
                                                                                          -----------    ------------
         Total liabilities............................................................    $ 1,082,128    $  1,108,440
                                                                                          -----------    ------------

Contingencies (Part II - Item 1 - Legal Proceedings)

                                  SHAREHOLDERS' EQUITY
                                  --------------------
Share Capital
         Authorized 20,000,000 ordinary shares of par value $0.25 each
         Issued and fully paid 9,863,372 and 9,963,372 ordinary shares................          2,466           2,491
Additional paid in capital............................................................         54,167          54,317
Deferred compensation.................................................................             --            (102)
Accumulated other comprehensive (loss) gain...........................................           (29)             486
Retained earnings.....................................................................         5,932            4,003
                                                                                          -----------    ------------
                                                                                              62,536           61,195
Less: Ordinary shares in treasury (2000 - 443,400, 2001 - 443,400) at cost............        (5,657)          (5,657)
                                                                                          -----------    -------------
         Total shareholders' equity...................................................        56,879           55,538
                                                                                          -----------    ------------
         Total liabilities and shareholders' equity...................................    $1,139,007     $  1,163,978
                                                                                          ===========-   ============

                                 See accompanying notes to unaudited consolidated financial statements


                                           STIRLING COOKE BROWN HOLDINGS LIMITED
                                     UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                              AND COMPREHENSIVE INCOME (LOSS)

                                              THREE MONTHS ENDED MARCH 31,
                                         2000 AND 2001 (EXPRESSED IN THOUSANDS OF
                                      UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                                         2000           2001
                                                                                      ---------       -------
                                                                                     (restated)

          REVENUES
               Risk management fees...............................................    $   8,639       $ 4,799
               Net premiums earned................................................        5,503         4,342
               Net investment income..............................................        1,142         1,257
               Other income.......................................................            1         1,023
                                                                                      ---------       -------
                    Total revenues................................................       15,285        11,421
                                                                                      ---------       -------
          EXPENSES
               Net losses and loss expenses incurred..............................        4,187         2,879
               Acquisition costs..................................................        1,260         1,377
               Depreciation and amortization of capital assets....................          388           273
               Amortization of goodwill...........................................          215            58
               Salaries and benefits..............................................        5,408         4,437
               Other operating expenses...........................................        4,541         4,255
                                                                                      ---------       -------
                    Total expenses................................................       15,999        13,279
                                                                                      ---------        ------
          LOSS FROM CONTINUING OPERATIONS BEFORE TAXATION                                  (714)       (1,858)
               Taxation...........................................................           56          (338)
                                                                                      ---------       -------
          NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED SEGMENTS........         (770)       (1,520)
          Discontinued segments:
               Net loss from operations of discontinued segments..................         (252)         (409)
                                                                                      ---------       -------
          NET LOSS FROM OPERATIONS................................................    $  (1,022)      $(1,929)
                                                                                      ----------      --------


          OTHER COMPREHENSIVE LOSS:
               Unrealized holding gains arising during the period.................           93           633
               Less: reclassification adjustments for realized losses (gains)
                  included in net loss............................................           50          (118)
                                                                                      ---------       --------
               Other comprehensive income.........................................          143           515
               Comprehensive loss.................................................    $    (879)      $(1,414)
                                                                                      ==========      ========

          NET LOSS PER SHARE
               Loss from continuing operations....................................    $  (0.08)       $ (0.16)
               Loss from discontinued segments....................................       (0.03)         (0.04)
                                                                                      ---------       --------
               Net loss per share.................................................    $  (0.11)       $ (0.20)
                                                                                      =========       ========

          NET LOSS PER SHARE ASSUMING DILUTION
               Loss from continuing operations....................................    $  (0.08)       $ (0.16)
               Loss from discontinued segments....................................       (0.03)         (0.04)
                                                                                      ---------       --------
               Net loss per share.................................................    $  (0.11)       $ (0.20)
                                                                                      =========       ========

                                 See accompanying notes to unaudited consolidated financial statements


                                                STIRLING COOKE BROWN HOLDINGS LIMITED

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                              THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)


                                                                                2000             2001
                                                                          ---------------   ----------------

    ORDINARY SHARES OF PAR VALUE $0.25 EACH
         Balance at beginning of period........................           $     2,466       $     2,466
         Issuance of restricted stock..........................                    --                25
                                                                          ---------------   ----------------
         Balance at end of period..............................           $     2,466       $     2,491
                                                                          ---------------   ----------------

    ADDITIONAL PAID IN CAPITAL
         Balance at beginning of period........................           $    54,167       $    54,167
         Issuance of restricted stock..........................                    --               150
                                                                          ---------------   ----------------
         Balance at end of period..............................           $    54,167       $    54,317
                                                                          ---------------   ----------------

    DEFERRED COMPENSATION
         Balance at beginning of period........................           $        --       $        --
         Issuance of restricted stock..........................                    --              (175)
         Amortized during period...............................                    --                73
                                                                          ---------------   ----------------
         Balance at end of period..............................           $        --       $      (102)
                                                                          ---------------   ----------------

    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
         Balance at beginning of period........................           $      (211)      $       (29)
         Change in unrealized gain (loss) on marketable
           securities..........................................                   143               515
                                                                          ---------------   ----------------
         Balance at end of period..............................           $       (68)      $       486
                                                                          ---------------   ----------------

    RETAINED EARNINGS
         Balance at beginning of period........................           $    34,067       $     5,932
         Net loss..............................................                (1,022)           (1,929)
         Dividends.............................................                  (283)               --
                                                                          ---------------   ----------------
         Balance at end of period..............................           $    32,762       $     4,003
                                                                          ---------------   ----------------

    TREASURY STOCK
         Balance at beginning of period........................           $    (5,657)      $    (5,657)
         Purchase of ordinary shares in treasury...............                    --                --
                                                                          ---------------   ----------------
         Balance at end of period..............................           $    (5,657)      $    (5,657)
                                                                          ---------------   ----------------
         Total shareholders' equity............................           $    83,670       $    55,538
                                                                          ===============   ================

            Dividends paid per share were $0.03 and $0.00 for the three months ended March 31, 2000 and 2001, respectively

                                See accompanying notes to unaudited consolidated financial statements.


                                          STIRLING COOKE BROWN HOLDINGS LIMITED
                                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                                         2000                    2001
                                                                                    ---------------         ---------------

OPERATING ACTIVITIES
Net loss                                                                               $   (1,022)             $  (1,929)
Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization of capital assets...........................             405                    281
       Amortization of goodwill..................................................             215                     58
       Amortization of marketable securities.....................................              19                    (21)
       Net realized (gains) losses on sale of marketable securities..............              81                   (125)
       Net gains on sale of capital assets.......................................             (89)                   (10)
       Amortization of deferred compensation.....................................              --                     73
Changes in non-cash operating assets and liabilities:
       Fiduciary funds...........................................................          (9,940)                13,074
       Insurance and reinsurance balances receivable.............................         (27,502)               (45,589)
       Paid losses recoverable from reinsurers...................................             856                 (4,347)
       Outstanding losses recoverable from reinsurers............................          (5,524)                 6,128
       Deferred acquisition costs................................................          (1,482)                  (644)
       Deferred reinsurance premiums ceded.......................................           2,407                  3,733
       Other assets..............................................................          (5,340)                 2,374
       Income taxes receivable...................................................            (169)                  (155)
       Deferred tax asset........................................................             123                     --
       Assets related to deposit liabilities.....................................            (357)                   296
       Outstanding losses and loss expenses......................................           8,040                 (8,671)
       Unearned premiums.........................................................           4,800                 (1,235)
       Insurance and reinsurance balances payable................................          26,902                 50,211
       Funds withheld............................................................             416                 (1,503)
       Accounts payable and accrued liabilities..................................             585                (11,603)
       Deferred income...........................................................          (1,110)                  (589)
       Deposit liabilities.......................................................             357                   (296)
                                                                                       -----------             ----------
           Net cash used by operating activities.................................          (7,329)                  (489)
INVESTING ACTIVITIES
       Purchase of capital assets................................................            (528)                  (125)
       Sale of capital assets....................................................             217                     11
       Purchase of debt securities...............................................              --                (13,848)
       Purchase of short-term investments, net...................................             (31)                  (479)
       Proceeds on sale of debt securities.......................................           1,222                 12,147
       Proceeds on sale of equity securities.....................................             171                     --
                                                                                       -------------           ---------
           Cash provided (used) by investing activities..........................           1,051                 (2,294)
FINANCING ACTIVITIES
       Dividends.................................................................            (283)                    --
                                                                                       -------------           ---------
           Cash used by investing activities.....................................            (283)                    --
                                                                                       -------------           ---------
Decrease in cash and cash equivalents...........................................           (6,561)                (2,783)
Cash and cash equivalents at beginning of period................................           50,706                 41,358
                                                                                       -----------             ---------
Cash and cash equivalents at end of period......................................       $   44,145              $  38,575
                                                                                       ===========             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for income taxes..............................      $      --               $      --
                                                                                       =========               =========

                          See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2000 AND 2001
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)





1.   INTERIM ACCOUNTING POLICY

In the opinion of management of Stirling Cooke Brown Holdings (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and one non-recurring adjustment (see note 2), necessary to present fairly the financial position of the Company at December 31, 2000 and March 31, 2001, the results of operations for the three months ended March 31, 2000 and 2001 and the cash flows for the three months ended March 31, 2000 and 2001. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of what operating results may be for the full year.

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement is an amendment of SFAS No. 133 with respect to the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company adopted this standard effective January 1, 2001, and it did not have a significant impact on the Company's financial position or results of operations.

2.   DISCONTINUED OPERATIONS

As a result of the planned run-off of operations for the underwriting management and reinsurance segments, the operating results of those segments in the accompanying financial statements have been reported as discontinued operations for all periods presented. The operating results set out herein for periods prior to 2000 have been restated in a similar manner.


3.   REVENUES AND NET INCOME (LOSS) BY SEGMENT


                                          SEGMENT REVENUES                SEGMENT PRETAX INCOME (LOSS)
                                        FOR THE THREE MONTHS                  FOR THE THREE MONTHS
                                          ENDED MARCH 31,                        ENDED MARCH 31,
                                      2000           2001                  2000            2001
                                      ----           ----                  ----            ----
                                     (dollars in thousands)                 (dollars in thousands)

CONTINUING OPERATIONS:
Brokerage                              $ 3,487     $  1,622                 $     683        $   (432)
Program business                         4,770        3,100                       (84)           (996)
Insurance                                6,673        5,277                      (426)           (724)
Other                                      355        1,422                      (887)            294
                                       -------     --------                 ----------       --------
 Total continuing operations           $15,285     $ 11,421                 $    (714)       $ (1,858)
                                       -------     --------                 ----------       ---------

DISCONTINUED OPERATIONS:
Underwriting management                $   839     $    172                 $     361        $   (148)
Reinsurance                                279          212                      (613)           (261)
                                       -------     --------                 ----------       ---------
 Total discontinued operations         $ 1,118     $    384                 $    (252)       $   (409)
                                       -------     --------                 ----------       ---------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's discussion and analysis of the results of operations of Stirling Cooke Brown Holdings Limited (the "Company") for the three months ended March 31, 2000 and 2001 and financial condition as of March 31, 2001. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

GENERAL

The Company is a Bermuda holding company incorporated on December 12, 1995, which, through its subsidiaries, provides insurance services and products. The Company provides its range of services and products to insurance and reinsurance companies, insurance agents, and insureds. The Company is active primarily in the workers' compensation, occupational accident and health and property/casualty insurance markets through its subsidiaries located in London, Bermuda and the United States.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001.



REVENUES AND NET LOSS
---------------------

                                                                     FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                        2000         2001
                                                                        ----         ----
                                                                     (dollars in thousands)

      Revenues from continuing operations                           $  15,285      $ 11,421
      Expenses from continuing operations
       (including insurance costs)                                     15,999        13,279
                                                                    ---------      --------
      Loss before taxation from continuing operations                    (714)       (1,858)
      Taxation                                                             56          (338)
                                                                    ---------      ---------
      Net loss before discontinued operations                            (770)       (1,520)
      Discontinued operations                                            (252)         (409)
                                                                    ----------     ---------
      Net loss from all operations                                  $  (1,022)     $ (1,929)
                                                                    ==========     =========

      BASIC EPS
        Net Loss per Share                                           $ (0.11)      $ (0.20)
        Avg. no. of ordinary shares outstanding (000's)                9,420         9,520

      DILUTED EPS
        Net Loss per Share                                           $ (0.11)      $ (0.20)
       Avg. no. of ordinary shares outstanding (000's)                 9,420         9,520


Basic net loss per share was $0.20 in the first quarter of 2001 compared to basic net loss per share of $0.11 in the first quarter of 2000. Diluted net loss per share was $0.20 in the first quarter compared to diluted net loss per share of $0.11 in the first quarter of 2000.

Net loss from all operations for the first quarter of 2001 was $1.9 million compared to net loss from all operations for the first quarter of 2000 of $1.0 million. The results for the quarter continued to be affected by adverse factors which impacted the Company's results last year. The U.S. workers' compensation insurance market, in which the Company conducts most of its business, remained a difficult environment in which to operate. The Company continued to incur costs pertaining to reinsurance-related disputes in which the Company and others are involved, including certain litigation.

Revenues from continuing operations of $11.4 million in the first quarter of 2001 represented a $3.9 million decrease compared to 2000 first quarter revenues from continuing operations of $15.3 million. The decline in revenues from continuing operations in the quarter reflected the market conditions in the brokerage and program business segments. Expenses from continuing operations (including insurance costs) of $13.3 million in the first quarter of 2001 decreased by $2.7 million from expenses from continuing operations (including insurance costs) of $16.0 million in the first quarter of 2000. The reduction of expenses from continuing operations (including insurance costs) reflects the benefits of the restructuring program begun in 1999, together with a general reduction in administrative costs as a result of reduced business volume. This decrease in expenses from continuing operations was partially offset by continued costs and provisions pertaining to reinsurance-related disputes in which the Company is involved, including certain litigation.

REVENUES AND NET INCOME (LOSS) BY SEGMENT
-----------------------------------------

                                          SEGMENT REVENUES                SEGMENT PRETAX INCOME (LOSS)
                                        FOR THE THREE MONTHS                 FOR THE THREE MONTHS
                                          ENDED MARCH 31,                       ENDED MARCH 31,
                                      2000           2001                  2000            2001
                                      ----           ----                  ----            ----
                                     (dollars in thousands)                 (dollars in thousands)

CONTINUING OPERATIONS:
Brokerage                              $ 3,487     $  1,622                 $     683        $   (432)
Program business                         4,770        3,100                       (84)           (996)
Insurance                                6,673        5,277                      (426)           (724)
Other                                      355        1,422                      (887)            294
                                       ------      --------                 ----------       --------
 Total continuing operations           $15,285     $ 11,421                 $    (714)       $ (1,858)
                                       -------     --------                 ----------       ---------

DISCONTINUED OPERATIONS:
Underwriting management                $   839     $    172                 $     361        $   (148)
Reinsurance                                279          212                      (613)           (261)
                                       -------     --------                 ----------       ---------
 Total discontinued operations         $ 1,118     $    384                 $    (252)       $   (409)
                                       -------     --------                 ----------       ---------

Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Revenues of $1.6 million in the first quarter of 2001 represented a decrease of $1.9 million from revenues of $3.5 million in the first quarter of 2000. This decrease in brokerage segment revenues was primarily the result of reduced business being brokered due to significantly diminished reinsurance capacity for workers' compensation business.

The brokerage segment's loss of $0.4 million in the first quarter of 2001 represented a negative change of $1.1 million, from segment profit of $0.7 million in the first quarter of 2000. The net loss reflects the decrease in revenues, which was partially offset by a decrease in brokerage segment expenses. Expenses for the segment continued to be impacted by significant costs and provisions associated with reinsurance disputes involving the Company or its clients, including certain litigation.

Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $3.1 million in the first quarter of 2001 represented a decrease of $1.7 million from revenues of $4.8 million in the first quarter of 2000. This decrease was due to reduced fee margins on programs and a reduction in program business volume due to management's decision to impose more selective underwriting conditions on continuing programs.

The program business segment's loss of $1.0 million in the first quarter of 2001 represented an increased loss of $0.9 million from segment loss of $0.1 million in the first quarter of 2000. The increase in loss before tax reflects the decrease in program fee revenues, which was partially offset by a reduction in operating costs. The Company continued to restructure its program segment operations, which resulted in further consolidation and streamlining of its operations in order to reduce expenses and increase efficiencies.

Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company. Revenues of $5.3 million in the first quarter of 2001 represented a decrease of $1.4 million from revenues of $6.7 million in the first quarter of 2000. Net premiums earned decreased to $4.3 million in 2001 from $5.5 million in 2000. Policy issuance fees decreased to $0.4 million in 2001, which represented a $0.6 million decrease from $1.0 million in 2000. The decrease in insurance segment revenues reflects a decrease in premium volume written and earned by the Company.

Segment loss of $0.7 million in the first quarter of 2001 represented an increase in loss of $0.3 million from segment loss of $0.4 million in the first quarter of 2000. The loss for the quarter reflects a decrease in premium volume written and a decrease in underwriting profits.

Other
-----

Other revenues primarily include the Company's holding companies and other non-operating subsidiaries, as well as income earned or provisions against investments in non-consolidating affiliates. Revenues of $1.4 million in the first quarter of 2001 represented an increase of $1.0 million from revenues of $0.4 million in the first quarter of 2000. Segment income of $0.3 million in the first quarter of 2001 represented a $1.2 increase from segment loss of $0.9 million in 2000. The increase in segment revenues and income reflected a gain on sale of an investment during the quarter.

Discontinued Operations
-----------------------

On March 6, 2001, following a review of its operations, the Company decided to discontinue its loss-making reinsurance and underwriting management segments.

The Company's discontinued underwriting management segment comprised companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. Underwriting management revenues of $0.2 million in the first quarter of 2001 represented a decrease of $0.6 million from revenues of $0.8 million in the first quarter of 2000.

Underwriting management segment loss of $0.1 million in the first quarter of 2001 represented a negative change of $0.5 million from segment profit of $0.4 million in the first quarter of 2000 reflecting the decrease in business being underwritten.

The Company's discontinued reinsurance segment consisted of its reinsurance subsidiary, CIRCL. CIRCL primarily reinsured workers' compensation and property and general liability risks. Revenues of $0.2 million in the first quarter of 2001 represent a decrease of $0.1 million from revenues of $0.3 million in the first quarter of 2000.

Reinsurance segment loss of $0.3 million in the first quarter of 2001 represented a $0.3 million improvement from a segment loss of $0.6 million in the first quarter of 2000.


Liquidity and Capital Resources
-------------------------------

At March 31, 2001, the Company held cash and marketable securities of $75.9 million, compared to $76.0 million at December 31, 2000. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $25.9 million at March 31, 2001, compared to $39.0 million at December 31, 2000. Of the $75.9 million of cash and marketable securities held by the Company at March 31, 2001, $41.8 million (December 31, 2000 - $49.3 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At March 31, 2001, the Company's investment portfolio (at fair market value) totaled $37.4 million. The portfolio consisted primarily of U.S. Treasury bonds, short-term cash, and A-rated corporate debt securities.

During the three-month period ending March 31, 2001, the Company's operating activities used $0.5 million of net cash, compared to using $7.3 million of net cash during the corresponding three months of 2000. The cash used by operating activities varies according to the timing of collections and payments of insurance and reinsurance balances.

The increase of $45.6 million in insurance and reinsurance balances receivable during the first quarter of 2001, and the corresponding increase of $50.2 million in insurance and reinsurance balances payable, primarily reflect the growth in clients' claims balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and underwriting management segment subsidiaries continued to experience growth in client balances receivable and payable, reflecting this accumulation of claims due from one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet.

On April 10, 2001 the Company paid a first quarter dividend of $0.03 per share to shareholders of record on March 26, 2001. The actual amount and timing of any future ordinary share dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

After the 2000 year-end, the Company issued 100,000 restricted shares to Mr. Stephen A. Crane with a retroactive issuance date effective November 9, 2000. The shares issued are subject to certain transfer restrictions which lapsed with respect to 33 1/3% of these shares on the date of their effective issuance. Restrictions on the balance of the shares will lapse as to an additional 33 1/3% on each of November 9, 2001 and November 9, 2002, contingent on Mr. Crane's continued employment with the Company. The closing sales price per share of the Company's ordinary shares on the Nasdaq National Market on November 9, 2000 was $1.75.

Accounting Pronouncements
-------------------------

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement is an amendment of SFAS No. 133 with respect to the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company adopted this standard effective January 1, 2001, and it did not have a significant impact on the Company's financial position or results of operations.

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

                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

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

(b) The Company, together with one of its London subsidiaries and a former employee of that subsidiary, filed a motion to dismiss the claims asserted against them in the amended complaint in an action in the New York State Supreme Court brought by AXA Reassurance S.A. ("AXA"), in which AXA seeks to void reinsurance contracts entered into in connection with certain
"reinsurance-backed gap film financing" arrangements ("Film Finance Covers") brokered by the Company's London subsidiary. The motion is under consideration by the Court. The Company, its subsidiary and the former employee are currently engaged in ongoing discovery proceedings in the action.

The Company, together with one of its London subsidiaries and a former employee of that subsidiary, have filed a motion to dismiss the claims asserted against them in the third-party complaint filed by defendant AXA Corporate Solutions (U.K.) Ltd. on or about February 20, 2001 in an existing action originally brought by the insured Silicon Valley Bank. The third party complaint alleges fraudulent and/or wrongful inducement to contract allegedly resulting in exposure to liability for claims under another Film Finance Cover brokered by the Company's London subsidiary. Two of the Company's London subsidiaries have recently been served with a separate third-party complaint in this action alleging claims for fraudulent inducement, negligent misrepresentation and fraud and deceit by a different insurer defendant, New Hampshire Insurance Company. The London subsidiaries are in the process of evaluating their responses to this third-party complaint, including the possibility of filing a motion to dismiss.

Two of the Company's London subsidiaries, together with other unrelated parties, have been named as (i) defendants in a complaint in a new federal district court action in California; and, (ii) third-party defendants in an existing action in the New York State Supreme Court, each filed on March 16, 2001 by New Hampshire Insurance Company. Each pleading alleges identical claims of fraudulent inducement and negligent misrepresentation against two of the Company's London subsidiaries in connection with another Film Finance Cover. The London subsidiaries have not been served with the complaint in the California action. They are in the process of evaluating their responses to these complaints, including the possibility of filing motions to dismiss.

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

The Company understands that substantial progress has been and continues to be made by various market participants in settling ongoing reinsurance disputes, including many of the market participants that are parties to the arbitrations and other proceedings described above. The Company understands that a settlement by certain market participants of reinsurance disputes arising in the 1994 year of account (the "1994 Year of Account Settlement") has been executed. The Company further understands that working groups have been established to attempt to arrive at similar settlements in respect of the 1995 and 1996 years of account.

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

Item 2   CHANGES IN SECURITIES

         None.

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5   OTHER INFORMATION

         None.

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


Dated:  May 15, 2001


                            STIRLING COOKE BROWN HOLDINGS LIMITED

                            BY:           /s/ Stephen A. Crane
                              -------------------------------------------

                            Stephen A. Crane
                            CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER