Form 10-Q
period 2001-06-30
STIRLING COOKE BROWN HOLDINGS LTD
filed 2001-08-14
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

(Mark One)

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For the period ended June 30, 2001

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

                             YES      |X|               NO      |_|

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of June 30, 2001 was 9,519,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION


                                                                       PAGE
                                                                       ----

ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31, 2000
         and June 30, 2001 (Unaudited) ................................   1

         Unaudited Consolidated Statements of Income and
         Comprehensive Income for the three-month and six-month
         periods ended June 30, 2000 and 2001.........................    2

         Unaudited Consolidated Statements of Changes in
         Shareholders' Equity for the three-month and six-month
         periods ended June 30, 2000 and 2001.........................    3

         Unaudited Consolidated Statements of Cash Flows for the
         six-month periods ended June 30, 2000 and 2001...............    4

         Notes to Unaudited Consolidated Financial Statements at
         June 30, 2000 and 2001........................................   5

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................  7

                        PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.............................................. 12

ITEM 5   OTHER INFORMATION.............................................. 15

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K............................... 15

         SIGNATURES..................................................... 16

                                  EXHIBITS

Exhibit 11 - Statement of Computation of Net Income Per Ordinary Share
Exhibit 99 - Forward Looking Information

                                      STIRLING COOKE BROWN HOLDINGS LIMITED
                                           CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2000 AND JUNE 30, 2001 (UNAUDITED)
                                            (EXPRESSED IN THOUSANDS OF
                                  UNITED STATES DOLLARS, EXCEPT PER-SHARE DATA)

                                                                                              2000            2001
                                                                                          -----------    ------------
                                         ASSETS
                                         ------

Marketable securities, at fair value
         Debt securities (amortized cost, 2000 - $26,166, 2001 - $29,070).............    $    26,091    $     29,214
         Equity securities (cost, 2000 - $2,567, 2001 - $2,539).......................          2,636           2,738
         Short-term investments (amortized cost, 2000 - $5,887, 2001 - $3,074)........          5,887           3,074
                                                                                          -----------    ------------
Total marketable securities...........................................................         34,614          35,026
Cash and cash equivalents.............................................................         41,358          23,819
Fiduciary funds-restricted............................................................         39,015          35,032
Insurance and reinsurance balances receivable.........................................        872,666       1,001,814
Paid losses recoverable from reinsurers...............................................         26,254          32,483
Outstanding losses recoverable from reinsurers........................................         81,219          76,631
Deferred acquisition costs............................................................          2,033           3,883
Deferred reinsurance premiums ceded...................................................         13,088           6,079
Deferred tax asset....................................................................          5,783           5,783
Goodwill..............................................................................          1,969           1,853
Other assets..........................................................................         16,060          12,476
Income taxes receivable...............................................................          1,113             989
Assets related to deposit liabilities.................................................          3,835           3,225
                                                                                          -----------    ------------
         Total assets.................................................................    $ 1,139,007    $  1,239,093
                                                                                          ===========    ============


                                   LIABILITIES
                                   -----------

Outstanding losses and loss expenses..................................................    $   114,503    $    109,687
Unearned premiums.....................................................................         21,087          19,827
Deferred income.......................................................................          2,970           2,598
Insurance and reinsurance balances payable............................................        910,437       1,032,715
Funds withheld........................................................................          1,565             421
Accounts payable and accrued liabilities..............................................         27,731          18,065
Deposit liabilities...................................................................          3,835           3,225
                                                                                          -----------    ------------
         Total liabilities............................................................    $ 1,082,128    $  1,186,538
                                                                                          ===========    ============


Contingencies (Part II - Item 1 - Legal Proceedings)
---------------------------------------------------------------------------------

                                  SHAREHOLDERS' EQUITY
                                  --------------------


Share Capital
         Authorized 20,000,000 ordinary shares of par value $0.25 each
         Issued and fully paid 9,863,372 and 9,963,372 ordinary shares................          2,466           2,491
Additional paid in capital............................................................         54,167          54,317
Deferred compensation.................................................................             --             (79)
Accumulated other comprehensive (loss) gain...........................................            (29)            321
Retained earnings.....................................................................          5,932           1,162
                                                                                          -----------    ------------
                                                                                               62,536          58,212
Less: Ordinary shares in treasury (2000 - 443,400, 2001 - 443,400) at cost............         (5,657)         (5,657)
                                                                                          -----------    -------------
         Total shareholders' equity...................................................         56,879          52,555
                                                                                          -----------    ------------
         Total liabilities and shareholders' equity...................................     $1,139,007    $  1,239,093
                                                                                          ==========     ============

                                 See accompanying notes to unaudited consolidated financial statements

                                                 STIRLING COOKE BROWN HOLDINGS LIMITED
                                          UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                    AND COMPREHENSIVE INCOME (LOSS)

                                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30                      JUNE 30
                                                                 2000       2001              2000       2001
                                                                 ----       ----              ----       ----
                                                              (restated)                    (restated)
REVENUES
     Risk management fees...........................          $   6,967   $   4,987         $  15,606  $   9,786
     Net premiums earned............................              1,646       5,682             7,148     10,024
     Net investment income..........................              1,404       1,185             2,548      2,442
     Other gains (losses)...........................                (18)         (2)              (17)     1,021
                                                                 -------     -------          --------   -------
         Total revenues.............................              9,999      11,852            25,285     23,273
                                                                 -------     -------          --------   -------
EXPENSES
     Net losses and loss expenses incurred..........              2,041       4,393             6,228      7,272
     Acquisition costs..............................                764       1,413             2,024      2,790
     Depreciation and amortization of capital assets                392         268               780        541
     Amortization of goodwill.......................                215          58               431        116
     Salaries and benefits..........................              4,797       4,275            10,205      8,712
     Other operating expenses.......................              4,703       2,881             9,244      7,136
                                                                 -------     -------          --------   -------
         Total expenses.............................             12,912      13,288            28,912     26,567
                                                                 -------     -------          --------   -------
LOSS FROM CONTINUING OPERATIONS BEFORE TAXATION                  (2,913)     (1,436)           (3,627)    (3,294)
Taxation............................................             (1,123)       (308)           (1,067)      (646)
                                                                 -------     -------          --------   -------

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
     SEGMENTS.......................................             (1,790)     (1,128)           (2,560)    (2,648)

Discontinued segments:
     Net loss from operations of discontinued segments             (416)     (1,148)             (668)    (1,557)
                                                                 -------     -------          --------   -------
NET LOSS FROM OPERATIONS............................          $  (2,206)  $  (2,276)        $  (3,228) $  (4,205)
                                                                 -------     -------          --------   -------


OTHER COMPREHENSIVE LOSS:
     Unrealized holding gains (losses) arising
     during the period..............................                 82        (137)              175        451
     Less: reclassification adjustments for realized
     losses (gains) included in net loss............                  -         (28)               50       (101)
                                                                 -------     -------          --------   -------
     Other comprehensive income (loss)..............                 82        (165)              225        350
                                                                 -------     -------          --------   -------
     Comprehensive loss.............................          $  (2,124)  $  (2,441)        $  (3,003) $  (3,855)
                                                                 =======     =======          ========   ========

NET LOSS PER SHARE
Loss from continuing operations.....................          $   (0.19)  $   (0.12)        $   (0.27) $   (0.28)
Loss from discontinued segments.....................              (0.04)      (0.12)            (0.07)     (0.16)
                                                                 -------     -------          --------   -------
Net loss per share..................................          $   (0.23)  $   (0.24)        $   (0.34) $   (0.44)
                                                                 =======     =======          ========   ========

NET LOSS PER SHARE ASSUMING DILUTION
Loss from continuing operations.....................          $   (0.19)  $   (0.12)        $   (0.27) $   (0.28)
Loss from discontinued segments.....................              (0.04)      (0.12)            (0.07)     (0.16)
                                                                 -------     -------          --------   -------
Net loss per share .................................          $   (0.23)  $   (0.24)        $   (0.34) $   (0.44)
                                                                 =======     =======          ========   ========

                                 See accompanying notes to unaudited consolidated financial statements


                                                   STIRLING COOKE BROWN HOLDINGS LIMITED

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)



                                                                THREE MONTHS ENDED JUNE          SIX MONTHS ENDED
                                                                         JUNE 30                      JUNE 30
                                                                   2000         2001            2000         2001
                                                                   ----         ----            ----         ----
ORDINARY SHARES OF PAR VALUE $0.25 EACH
     Balance at beginning of period....................       $   2,466    $   2,491       $   2,466    $   2,466
     Issuance of restricted stock......................              --           --              --           25
                                                              ---------    ---------       ---------    ---------
     Balance at end of period..........................       $   2,466    $   2,491       $   2,466    $   2,491
                                                              ---------    ---------       ---------    ---------

ADDITIONAL PAID IN CAPITAL
     Balance at beginning of period....................       $  54,167    $  54,317       $  54,167    $  54,167
     Issuance of restricted stock......................              --           --              --          150
                                                              ---------    ---------       ---------    ---------
     Balance at end of period..........................       $  54,167    $  54,317       $  54,167    $  54,317
                                                              ---------    ---------       ---------    ---------

DEFERRED COMPENSATION
     Balance at beginning of period....................       $      --    $    (102)      $      --    $      --
     Issuance of restricted stock......................              --           --                         (175)
     Amortized during period...........................              --           23              --           96
                                                              ---------    ---------       ---------    ---------
     Balance at end of period..........................       $      --    $     (79)      $      --    $     (79)
                                                              ---------    ---------       ---------    ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Balance at beginning of period....................       $     (68)   $     486       $    (211)   $     (29)
     Change in unrealized gain (loss) on marketable
       securities......................................              82         (165)            225          350
                                                              ---------    ---------       ---------    ---------
     Balance at end of period..........................       $      14    $     321       $      14    $     321
                                                              ---------    ---------       ---------    ---------


RETAINED EARNINGS
     Balance at beginning of period....................       $  32,762    $   4,003       $  34,067    $   5,932
     Net loss..........................................          (2,206)      (2,276)         (3,228)      (4,205)
     Dividends.........................................            (282)        (565)           (565)        (565)
                                                              ---------    ---------       ---------    ---------
     Balance at end of period..........................       $  30,274    $   1,162       $  30,274    $   1,162
                                                              ---------    ---------       ---------    ---------

TREASURY STOCK
     Balance at beginning of period....................       $  (5,657)   $  (5,657)      $  (5,657)   $  (5,657)
     Purchase of ordinary shares in treasury...........              --           --              --           --
                                                              ---------    ---------       ---------    ---------
     Balance at end of period..........................       $  (5,657)   $  (5,657)      $  (5,657)   $  (5,657)
                                                              ---------    ---------       ---------    ---------
     Total shareholders' equity........................       $  81,264    $  52,555       $  81,264    $  52,555
                                                              =========    =========       =========    =========

                              Dividends paid per share were $0.03 and $0.03 for the three months ended
                             June 30, 2000 and 2001, respectively, and for the six months ended June 30,
                                                     2000 and 2001 respectively.

                           See accompanying notes to unaudited consolidated financial statements.



                                          STIRLING COOKE BROWN HOLDINGS LIMITED
                                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                                         2000                    2001
                                                                                    ---------------         ---------------
OPERATING ACTIVITIES
Net loss                                                                               $   (3,228)             $  (4,205)
Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization of capital assets...........................             812                    557
       Amortization of goodwill..................................................             430                    116
       Amortization of marketable securities.....................................              37                    (43)
       Net realized (gains) losses on sale of marketable securities..............              81                   (161)
       Net gains on sale of capital assets.......................................            (103)                    (1)
       Amortization of deferred compensation.....................................              --                     96
Changes in non-cash operating assets and liabilities:
       Fiduciary funds...........................................................           8,406                  3,983
       Insurance and reinsurance balances receivable.............................         (85,829)              (129,148)
       Paid losses recoverable from reinsurers...................................          (4,190)                (6,229)
       Outstanding losses recoverable from reinsurers............................          (8,175)                 4,588
       Deferred acquisition costs................................................          (1,415)                (1,850)
       Deferred reinsurance premiums ceded.......................................            (591)                 7,010
       Other assets..............................................................            (212)                 3,137
       Income taxes receivable...................................................            (664)                   124
       Deferred tax asset........................................................             293                     --
       Assets related to deposit liabilities.....................................            (213)                   610
       Outstanding losses and loss expenses......................................          12,097                 (4,817)
       Unearned premiums.........................................................           5,810                 (1,259)
       Insurance and reinsurance balances payable................................          78,333                122,278
       Funds withheld............................................................          (2,901)                (1,143)
       Accounts payable and accrued liabilities..................................             729                 (9,667)
       Deferred income...........................................................          (1,125)                  (372)
       Deposit liabilities.......................................................             213                   (610)
                                                                                       ----------              ----------
           Net cash used by operating activities.................................          (1,405)               (17,006)
INVESTING ACTIVITIES
       Purchase of capital assets................................................            (668)                  (125)
       Sale of capital assets....................................................             285                     11
       Purchase of debt securities...............................................             (25)               (17,135)
       Purchase of equity securities.............................................          (2,088)                    --
       Purchase of short-term investments, net...................................            (240)                 2,892
       Proceeds on sale of debt securities.......................................           2,244                 14,364
       Proceeds on sale of equity securities.....................................             259                     25
                                                                                       ----------              ---------
           Cash (used) provided by investing activities..........................            (233)                    32
FINANCING ACTIVITIES
       Dividends.................................................................            (565)                  (565)
                                                                                      -----------              ----------
           Cash used by investing activities.....................................            (565)                  (565)
                                                                                      -----------              ----------
Decrease in cash and cash equivalents...........................................           (2,203)               (17,539)
Cash and cash equivalents at beginning of period................................           50,706                 41,358
                                                                                      -----------              ----------
Cash and cash equivalents at end of period......................................       $   48,503              $  23,819
                                                                                       ==========              =========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash received during the period for income taxes..........................      $     (398)             $      --
                                                                                       ==========              =========

                          See accompanying notes to unaudited consolidated financial statements



                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2000 AND 2001
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)




1. INTERIM ACCOUNTING POLICY

In the opinion of management of Stirling Cooke Brown Holdings Limited ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and one non-recurring adjustment (see note 2), necessary to present fairly the financial position of the Company at December 31, 2000 and June 30, 2001, the results of operations for the three months and six months ended June 30, 2000 and 2001 and the cash flows for the six months ended June 30, 2000 and 2001. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of what operating results may be for the full year.

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement is an amendment of SFAS No. 133 with respect to the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company adopted this standard effective January 1, 2001, and it did not have a significant impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for under the purchase method. The purchase method of accounting requires that net assets acquired that constitute a business be recorded at their fair value with any excess cost over the amounts assigned to net assets acquired recorded as goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill.

The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company's financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under previous accounting guidance, goodwill resulting from a business combination is amortized against income over its estimated useful life. Under SFAS No. 142, goodwill is no longer amortized as an expense but instead is reviewed and tested for impairment under a fair value approach. Goodwill will be tested for impairment at least annually or more frequently, as a result of an event or change in circumstances that would indicate an impairment may have occurred.

Goodwill must be tested for impairment in the year of adoption with an initial test indicating potential impairment to be performed within six months of adoption. If the initial test indicates potential impairment, then a more detailed analysis to determine the extent of the impairment related to goodwill must be completed within twelve months of adoption.

SFAS No. 142 also requires that the useful lives of previously recognized intangible assets other than goodwill be reassessed and the remaining amortization periods adjusted accordingly. The reassessment must be completed prior to the end of the first quarter of 2002.

All of the provisions of SFAS No. 142 will be applied beginning January 1, 2002 to all goodwill and other intangible assets, regardless of when those assets were initially recognized. Adoption of SFAS No. 142 will result in the elimination of goodwill amortization.



2. DISCONTINUED OPERATIONS

As a result of the planned run-off of operations of the underwriting management and reinsurance segments, the operating results of those segments in the accompanying financial statements have been reported as discontinued operations for all periods presented.


3. REVENUES AND NET INCOME (LOSS) BY SEGMENT


  SEGMENT REVENUES                       FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                            ENDED JUNE 30,                        ENDED JUNE 30,
                                          2000           2001                   2000            2001
                                          ----           ----                   ----            ----
                                       (dollars in thousands)                  (dollars in thousands)
  CONTINUING OPERATIONS:
  Brokerage                             $  3,052     $   1,720                $  6,539        $  3,342
  Program business                         3,983         3,218                   8,753           6,318
  Insurance                                2,468         6,787                   9,141          12,064
  Other                                      496           127                     852           1,549
                                         -------      --------                --------        --------
   Total continuing operations          $  9,999     $  11,852                $ 25,285        $ 23,273
                                         -------      --------                --------        --------

  DISCONTINUED OPERATIONS:
  Underwriting management               $    273     $     158                $  1,112       $     330
  Reinsurance                                191          (192)                    471              20
                                         -------      ---------               --------       ---------
   Total discontinued operations        $    464     $     (34)               $  1,583       $     350
                                         -------      ---------               --------       ---------

SEGMENT PRETAX INCOME (LOSS)            FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                           ENDED JUNE 30,                         ENDED JUNE 30,
                                         2000           2001                    2000            2001
                                         ----           ----                    ----            ----
                                       (dollars in thousands)                  (dollars in thousands)
CONTINUING OPERATIONS:
Brokerage                               $    497      $   (200)               $  1,180        $   (632)
Program business                          (1,198)         (782)                 (1,282)         (1,778)
Insurance                                 (1,262)          241                  (1,688)           (483)
Other                                       (950)         (695)                 (1,837)           (401)
                                         --------      --------                ----------      ---------
 Total continuing operations            $ (2,913)     $ (1,436)               $ (3,627)       $ (3,294)
                                         --------      --------                ----------      ---------

DISCONTINUED OPERATIONS:
Underwriting management                 $   (367)     $   (151)               $     (7)       $   (299)
Reinsurance                                  (49)         (997)                   (661)         (1,258)
                                         --------       --------                ----------      ---------
 Total discontinued operations          $   (416)     $ (1,148)               $   (668)       $ (1,557)
                                         --------       --------                ----------      ---------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of the results of operations of Stirling Cooke Brown Holdings Limited ("the Company") for the three months and six months ended June 30, 2000 and 2001 and financial condition as of June 30, 2001. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001.


REVENUES AND NET LOSS
---------------------

                                                                          FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                             ENDED JUNE 30                ENDED JUNE 30
                                                                            2000         2001           2000          2001
                                                                            ----         ----           ----          ----
                                                                         (dollars in thousands)      (dollars in thousands)

Revenues from continuing operations                                     $  9,999       $11,852       $25,285       $23,273
Expenses from continuing operations (including insurance costs)           12,912        13,288        28,912        26,567
                                                                        --------       -------       -------       -------
Loss before taxation from continuing operations                           (2,913)       (1,436)       (3,627)       (3,294)
Taxation                                                                  (1,123)         (308)       (1,067)         (646)
                                                                        ---------      --------      --------      --------
Net loss before discontinued operations                                   (1,790)       (1,128)       (2,560)       (2,648)
Discontinued operations                                                     (416)       (1,148)         (668)       (1,557)
                                                                        ---------      --------      --------   -----------
Net loss from all operations                                            $ (2,206)      $(2,276)      $(3,228)      $(4,205)
                                                                        =========      ========      ========   ===========


BASIC EPS
  Net Loss per Share                                                    $  (0.23)      $ (0.24)      $ (0.34)       $(0.44)
  Avg. no. of ordinary shares
      Outstanding (000's)                                                  9,420         9,520         9,420         9,520


DILUTED EPS
  Net Loss per Share                                                    $  (0.23)      $ (0.24)      $ (0.34)       $(0.44)
 Avg. no. of ordinary shares
      Outstanding (000's)                                                  9,420         9,520         9,420         9,520


Basic net loss per share was $0.24 in the second quarter and $0.44 in the first six months of 2001, compared to basic net loss per share of $0.23 in the second quarter of 2000 and $0.34 in the first six months of 2000. Diluted net loss per share was $0.24 in the second quarter and $0.44 in the first six months of 2001, compared to basic net loss per share of $0.23 in the second quarter of 2000 and $0.34 in the first six months of 2000.

Net loss from all operations for the second quarter of 2001 was $2.3 million, compared to net loss from all operations for the second quarter of 2000 of $2.2 million. Net loss from all operations for the first six months of 2001 was $4.2 million, compared to net loss from all operations for the first six months of 2000 of $3.2 million. The results for the quarter continued to be affected by adverse factors which impacted the Company's results last year. The U.S. workers' compensation insurance market, in which the Company conducts most of its business, remained a difficult environment in which to operate. The Company also continued to incur costs pertaining to reinsurance-related disputes in which the Company and others are involved, including certain litigation.

Revenues from continuing operations of $11.8 million in the second quarter of 2001 represented a $1.8 million increase compared to 2000 second quarter revenues from continuing operations of $10.0 million. The increase in revenues from continuing operations in the second quarter of 2001 primarily reflects an increase in premium earned by the Company's insurance segment as the segment reduced the amount of reinsurance purchased for its programs. Revenues from continuing operations of $23.3 million in the first six months of 2001 represented a $2.0 million decrease compared to revenues from continuing operations of $25.3 million for the first six months of 2000. The decline in revenues from continuing operations in the first six months of 2001 reflected the market conditions in the brokerage and program business segments, and was partially offset by the increase in insurance segment revenues. Expenses from continuing operations (including insurance costs) of $13.3 million in the second quarter of 2001 increased by $0.4 million from expenses from continuing operations (including insurance costs) of $12.9 million in the second quarter of 2000. Expenses from continuing operations (including insurance costs) of $26.6 million in the first six months of 2001 decreased by $2.3 million from expenses from continuing operations (including insurance costs) of $28.9 million in the first six months of 2000. The reduction of expenses from continuing operations (including insurance costs) for the first six months of 2001 reflects the benefits of the restructuring program begun in 1999, together with a general reduction in administrative costs as a result of reduced business volume. This decrease in expenses from continuing operations was partially offset by continued costs and provisions pertaining to reinsurance-related disputes in which the Company is involved, including certain litigation.

REVENUES AND NET INCOME (LOSS) BY SEGMENT
-----------------------------------------
  SEGMENT REVENUES                         FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                              ENDED JUNE 30,                      ENDED JUNE 30,
                                           2000           2001                  2000            2001
                                           ----           ----                  ----            ----
                                          (dollars in thousands)               (dollars in thousands)
  CONTINUING OPERATIONS:
  Brokerage                             $  3,052     $   1,720               $  6,539        $  3,342
  Program business                         3,983         3,218                  8,753           6,318
  Insurance                                2,468         6,787                  9,141          12,064
  Other                                      496           127                    852           1,549
                                         -------      --------               --------        --------
   Total continuing operations          $  9,999     $  11,852               $ 25,285        $ 23,273
                                         -------      --------               --------        --------

  DISCONTINUED OPERATIONS:
  Underwriting management               $    273     $     158               $  1,112        $    330
  Reinsurance                                191          (192)                   471              20
                                         -------      ---------              --------        --------
   Total discontinued operations        $    464     $     (34)              $  1,583        $    350
                                         -------      ---------              --------        --------

SEGMENT PRETAX INCOME (LOSS)            FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                           ENDED JUNE 30,                         ENDED JUNE 30,
                                        2000           2001                     2000            2001
                                        ----           ----                     ----            ----
                                       (dollars in thousands)                  (dollars in thousands)
CONTINUING OPERATIONS:
Brokerage                              $   497       $  (200)               $   1,180        $   (632)
Program business                        (1,198)         (782)                  (1,282)         (1,778)
Insurance                               (1,262)          241                   (1,688)           (483)
Other                                     (950)         (695)                  (1,837)           (401)
                                        -------       --------               ----------       ---------
 Total continuing operations           $(2,913)      $(1,436)               $  (3,627)       $ (3,294)
                                       --------      --------               ----------       ---------

DISCONTINUED OPERATIONS:
Underwriting management                $  (367)      $  (151)               $      (7)       $   (299)
Reinsurance                                (49)         (997)                    (661)         (1,258)
                                        -------      --------               ----------      ----------
 Total discontinued operations         $  (416)      $(1,148)               $    (668)       $ (1,557)
                                        -------      --------               ----------       ---------


Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Revenues of $1.7 million in the second quarter of 2001 represented a decrease of $1.4 million from revenues of $3.1 million in the second quarter of 2000. Revenues of $3.3 million in the first six months of 2001 represented a decrease of $3.2 million from revenues of $6.5 million in the first six months of 2000. This decrease in brokerage segment revenues was primarily the result of reduced business being brokered due to significantly diminished reinsurance capacity for workers' compensation business.

The brokerage segment's loss of $0.2 million in the second quarter of 2001 represented a negative change of $0.7 million, from segment profit of $0.5 million in the second quarter of 2000. The brokerage segment's loss of $0.6 million in the first six months of 2001 represented a negative change of $1.8 million, from segment profit of $1.2 million in the first six months of 2000. The net loss reflects the decrease in revenues, which was partially offset by a decrease in brokerage segment expenses. Expenses for the segment continued to be impacted by significant costs and provisions associated with reinsurance disputes involving the Company or its clients, including certain litigation.

Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $3.2 million in the second quarter of 2001 represented a decrease of $0.8 million from revenues of $4.0 million in the second quarter of 2000. Program business revenues of $6.3 million in the first six months of 2001 represented a decrease of $2.5 million from revenues of $8.8 million in the first six months of 2000. This decrease was due to reduced fee margins on programs and a reduction in program business volume due to management's decision to impose more selective underwriting conditions on continuing programs.

The program business segment's loss of $0.8 million in the second quarter of 2001 represented an improvement of $0.4 million from segment loss of $1.2 million in the second quarter of 2000. The program business segment's loss of $1.8 million in the first six months of 2001 represented an increased loss of $0.5 million from segment loss of $1.3 million in the first six months of 2000. The increase in loss before tax for the first six months of 2001 reflects the decrease in program fee revenues, which was partially offset by a reduction in operating costs. The Company continued to restructure its program segment operations, which resulted in further consolidation and streamlining of its operations in order to reduce expenses and increase efficiencies.

Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company. Revenues of $6.8 million in the second quarter of 2001 represented an increase of $4.3 million from revenues of $2.5 million in the second quarter of 2000. Revenues of $12.0 million in the first six months of 2001 represented an increase of $2.9 million from revenues of $9.1 million in the first six months of 2000. Net premiums earned increased to $5.7 million in the second quarter of 2001 from $2.8 million in the second quarter of 2000. Net premiums earned increased to $10.0 million in the first six months of 2001 from $7.1 million in the first six months of 2000. Policy issuance fees were $0.7 million in the second quarter of 2001, which represented a $0.5 million decrease from $1.2 million in the second quarter of 2000. Policy issuance fees were $1.2 million in the first six months of 2001, which represented a $0.4 million decrease from $1.6 million in the first six months of 2000. The increase in insurance segment revenues reflects an increase in premium earned as the company reduced the amount of reinsurance purchased for its programs.

Segment income of $0.2 million in the second quarter of 2001 represented an improvement of $1.5 million from segment loss of $1.3 million in the second quarter of 2000. Segment loss of $0.5 million in the first six months of 2001 represented an improvement of $1.2 million from segment loss of $1.7 million in the first six months of 2000.

Other
-----

Other revenues primarily include the Company's holding companies and other non-operating subsidiaries, as well as income earned or provisions against investments in non-consolidating affiliates. Revenues of $0.1 million in the second quarter of 2001 represented a decrease of $0.4 million from revenues of $0.5 million in the second quarter of 2000. Revenues of $1.5 million in the first six months of 2001 represented an increase of $0.6 million from revenues of $0.9 million in the first six months of 2000. Segment loss of $0.7 million in the second quarter of 2001 represented a $0.3 improvement from segment loss of $1.0 million in 2000. Segment income of $0.4 million in the first six months of 2001 represented a $1.4 increase from the first six months of $1.8 million in 2000. The increase in segment revenues and income primarily reflected a gain on sale of an investment during the first six months of 2001.

Discontinued Operations
-----------------------

On March 6, 2001, following a review of its operations, the Company decided to discontinue its loss-making reinsurance and underwriting management segments.

The Company's discontinued underwriting management segment comprised companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. Underwriting management revenues of $0.2 million in the second quarter of 2001 represented a decrease of $0.1 million from revenues of $0.3 million in the second quarter of 2000. Underwriting management revenues of $0.3 million in the first six months of 2001 represented a decrease of $0.8 million from revenues of $1.1 million in the first six months of 2000.

Underwriting management segment loss of $0.2 million in the second quarter of 2001 represented an improvement of $0.2 million from segment loss of $0.4 million in the second quarter of 2000. Underwriting management segment loss of $0.3 million in the first six months of 2001 represented a negative change of $0.3 million compared to the first six months of 2000 reflecting the decrease in business being underwritten.

The Company's discontinued reinsurance segment consisted of its reinsurance subsidiary, Comp Indeminity Reinsurance Company Limited ("CIRCL"). CIRCL primarily reinsured workers' compensation and property and general liability risks. Reinsurance segment loss of $1.0 million in the second quarter of 2001 represented a $1.0 million negative change from the second quarter of 2000. Reinsurance segment loss of $1.3 million in the first six months of 2001 represented a $0.6 million negative change from a segment loss of $0.7 million in the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company held cash and marketable securities of $58.8 million, compared to $76.0 million at December 31, 2000. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $35.0 million at June 30, 2001, compared to $39.0 million at December 31, 2000. Of the $58.8 million of cash and marketable securities held by the Company at June 30, 2001, $36.0 million (December 31, 2000 - $49.3 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At June 30, 2001, the Company's investment portfolio (at fair market value) totaled $35.0 million. The portfolio consisted primarily of U.S. Treasury bonds, short-term cash, and A-rated corporate debt securities.

During the six-month period ending June 30, 2001, the Company's operating activities used $17.0 million of net cash, compared to using $1.4 million of net cash during the corresponding six months of 2000. The cash used by operating activities varies according to the timing of collections and payments of insurance and reinsurance balances.

The increase of $129.2 million in insurance and reinsurance balances receivable during the first half of 2001, and the corresponding increase of $122.3 million in insurance and reinsurance balances payable, primarily reflect the growth in clients' claims balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and discontinued underwriting management segment subsidiaries continued to experience growth in client balances receivable and payable, reflecting this accumulation of claims due from one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet.

ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for under the purchase method. The purchase method of accounting requires that net assets acquired that constitute a business be recorded at their fair value with any excess cost over the amounts assigned to net assets acquired recorded as goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill.

Th provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company's financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under previous accounting guidance, goodwill resulting from a business combination is amortized against income over its estimated useful life. Under SFAS No. 142, goodwill is no longer amortized as an expense but instead is reviewed and tested for impairment under a fair value approach. Goodwill will be tested for impairment at least annually or more frequently, as a result of an event or change in circumstances that would indicate an impairment may have occurred.

Goodwill must be tested for impairment in the year of adoption with an initial test indicating potential impairment to be performed within six months of adoption. If the initial test indicates potential impairment, then a more detailed analysis to determine the extent of the impairment related to goodwill must be completed within twelve months of adoption.

SFAS No. 142 also requires that the useful lives of previously recognized intangible assets other than goodwill be reassessed and the remaining amortization periods adjusted accordingly. The reassessment must be completed prior to the end of the first quarter of 2002.

All of the provisions of SFAS No. 142 will be applied beginning January 1, 2002 to all goodwill and other intangible assets, regardless of when those assets were initially recognized. Adoption of SFAS No. 142 will result in the elimination of goodwill amortization.

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

                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a) The proceedings which Sphere Drake Insurance Limited ("Sphere Drake") caused to be issued on February 29, 2000 in the London Commercial Court (equivalent to a civil complaint in U.S. jurisdictions) against two of the Company's U.K. subsidiaries, two former officers of those subsidiaries and others, remain pending. Sphere Drake alleges, in substance, that each and every contract placed with it through its underwriting agent by the Company's U.K. broker subsidiary was commercially unreasonable. Sphere Drake further alleges that this was obvious to the broker and that, accordingly, the London Commercial Court should infer a conspiracy between the broker and the underwriting agent to defraud Sphere Drake, thereby allowing it to treat as void from the outset all of the inwards reinsurance contracts placed through the underwriting agent by the Company's broker subsidiary. These proceedings currently are focused on preparation for the trial of the action, which is scheduled for January 2002.

It is the opinion of management that the claims described in Sphere Drake's action are without merit and the case is being and will be defended vigorously.

(b) On June 16, 2001, the motion to dismiss filed by the Company, together with one of its London subsidiaries and a former employee of that subsidiary, seeking to dismiss claims asserted in the amended complaint in an action in the New York State Supreme Court brought by AXA Reassurance S.A. ("AXA") was granted without prejudice. In the amended complaint, AXA had sought damages resulting from its efforts to void reinsurance contracts entered into in connection with certain "reinsurance-backed gap film financing" arrangements ("Film Finance Covers") brokered by the Company's London subsidiary. Subsequent to the dismissal of these claims, the Court granted leave to AXA and to New Hampshire Insurance Company, which had been joined in the action, to refile claims against these same defendants as third party indemnity claims. AXA has now done so, as has New Hampshire, which named only the Company and the London subsidiary as third-party defendants. The matter is currently scheduled to go to trial in September 2001.

On July 2, 2001, the third-party complaint filed by defendant AXA Corporate Solutions (U.K.) Ltd. against the Company, one of its London subsidiaries and a former employee of that subsidiary in an existing action originally brought by the insured Silicon Valley Bank was dismissed without prejudice. The third party complaint had alleged fraudulent and/or wrongful inducement to contract allegedly resulting in exposure to liability for claims under another Film Finance Cover brokered by the Company's London subsidiary. Two of the Company's London subsidiaries were served with a separate third-party complaint in this action alleging claims for fraudulent inducement, negligent misrepresentation and fraud and deceit by a different insurer defendant, New Hampshire Insurance Company. The London subsidiaries are in the process of entering into a tolling agreement with New Hampshire Insurance Company which will suspend for the time being the prosecution of its claims as well as the running of the statute of limitations pertaining thereto.

Two of the Company's London subsidiaries have been named as third party defendants in a federal court action instituted by Silicon Valley Bank in California involving a different Film Finance Cover. A motion to dismiss third party claims which were asserted by New Hampshire Insurance Company in that action has been filed.

Two of the Company's London subsidiaries, together with other unrelated parties, have been named as: (i) defendants in a complaint in a new federal district court action in California; and, (ii) third-party defendants in an existing action in the New York State Supreme Court, each filed on March 16, 2001 by New Hampshire Insurance Company. Each pleading alleges identical claims of fraudulent inducement and negligent misrepresentation against two of the Company's London subsidiaries in connection with another Film Finance Cover. The London subsidiaries have not been served with the complaint in the California action. A motion to dismiss has been made and is scheduled for argument on September 12, 2001.

It is the opinion of management that the claims described in these actions are without merit and the cases are being and will be defended vigorously.

Certain of the Company's subsidiaries acted as brokers in connection with other Film Finance Covers which either have become the subject of inquiry by one or more of the parties involved therein, or which have given rise to disputes not directly involving the Company or its subsidiaries. Although no assurances can be given as to the outcome of these disputes or of other potential proceedings related to the Film Finance Covers and their effect on the Company, the Company believes, based on the information presently available to it, that any such effect should not have a material adverse effect on the Company's financial condition.

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

One result of this market disruption has been that certain reinsurers with whom the Company's broker subsidiaries placed business on behalf of ceding insurer clients suspended claims payments to those clients, as well as to the Company's insurance and reinsurance subsidiaries, in certain instances also claiming a right to rescind the reinsurance contracts. As a result, a number of arbitrations were commenced between Company clients and their reinsurers. The Company has endeavored consistently to provide support to its clients in connection with these proceedings. In one ongoing arbitration involving Realm National, that company has succeeded in obtaining $4.8 million in interim relief from a reinsurer by order of the arbitration panel pending a final determination of the matters in issue.

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

ITEM 2   CHANGES IN SECURITES

         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the "Meeting") on May 23, 2001. A total of 9,519,972 of the Company's Ordinary Shares, with one vote each, were entitled to vote at the Meeting and holders of 6,787,257 Ordinary Shares voted in person or by proxy, constituting a quorum.

The following directors were elected at the Meeting:

Name of Director                    Votes For              Votes Withheld

Mr. Peter S. Christie               6,781,857                 5,400
Mr. George W. Jones                 6,781,857                 5,400
Mr. Patrick J. McDonough            6,781,857                 5,400
Mr. David H. Elliott                6,781,857                 5,400

The following  additional  directors  continued to serve after the meeting:
Mr. Stephen A. Crane, Mr. Hadley C. Ford, Mr. Jean de Pourtales, Mr. Nicholas Mark Cooke and Mr. Len Quick.

Other matters voted on during the Meeting were as follows:

To authorize and approve a resolution providing for a change in the name of the Company to "Atlantic Star Insurance Group Limited", while granting to the Board of Directors the discretionary authority to select another name if deemed advisable by them: 6,781,258 affirmative, 5,049 negative, 950 abstained.

To appoint Arthur Andersen LLP as auditors of the Company to hold office until the close of the next Annual General Meeting: 6,784,232 affirmative, 775 negative, 2,250 abstained.

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


Dated:  August 14, 2001


                 STIRLING COOKE BROWN HOLDINGS LIMITED

                 BY:                /s/ Stephen A. Crane
                 ---------------------------------------------------

                 Stephen A. Crane
                 CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER