Form 10-Q
period 2001-09-30
STIRLING COOKE BROWN HOLDINGS LTD
filed 2001-11-14
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the period ended September 30, 2001

                                     OR
[   ]
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from                 to
                                     -----------------  -------------

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

                                    YES    [ X ]         NO   [  ]

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of September 30, 2001 was 9,519,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION


                                                                       PAGE
                                                                       ----
ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31, 2000 and
         September 30, 2001 (Unaudited) .............................    1

         Unaudited Consolidated Statements of Income and
         Comprehensive Income for the three-month and nine-month
         periods ended September 30, 2000 and 2001...................    2

         Unaudited Consolidated Statements of Changes in
         Shareholders' Equity for the three-month and nine-month
         periods ended September 30, 2000 and 2001...................    3

         Unaudited Consolidated Statements of Cash Flows for the
         nine-month periods ended September 30, 2000 and 2001........    4

         Notes to Unaudited Consolidated Financial Statements at
         September 30, 2000 and 2001.................................    5

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.........................    7

                        PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS...........................................   12

ITEM 5   OTHER INFORMATION...........................................   15

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K............................   15

         SIGNATURES..................................................   16

                                  EXHIBITS

Exhibit 11 - Statement of Computation of Net Income Per Ordinary Share
Exhibit 99 - Forward Looking Information

                   STIRLING COOKE BROWN HOLDINGS LIMITED

                        CONSOLIDATED BALANCE SHEETS

            DECEMBER 31, 2000 AND SEPTEMBER 30, 2001 (UNAUDITED)
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER-SHARE DATA)

                                                                                              2000            2001
                                                                                          -----------    ------------
                                         ASSETS
                                         ------
Marketable securities, at fair value
         Debt securities (amortized cost, 2000 - $26,166, 2001 - $25,029).............    $    26,091    $     25,956
         Equity securities (cost, 2000 - $2,567, 2001 - $2,278).......................          2,636           2,335
         Short-term investments (amortized cost, 2000 - $5,887, 2001 - $5,480)........          5,887           5,480
                                                                                          -----------    ------------
Total marketable securities...........................................................         34,614          33,771
Cash and cash equivalents.............................................................         41,358          18,414
Fiduciary funds-restricted............................................................         39,015          39,949
Insurance and reinsurance balances receivable.........................................        872,666       1,027,749
Paid losses recoverable from reinsurers...............................................         26,254          31,706
Outstanding losses recoverable from reinsurers........................................         81,219          77,263
Deferred acquisition costs............................................................          2,033           3,999
Deferred reinsurance premiums ceded...................................................         13,088           3,972
Deferred tax asset....................................................................          5,783           6,281
Goodwill..............................................................................          1,969           1,798
Other assets..........................................................................         16,060          11,129
Income taxes receivable...............................................................          1,113             700
Assets related to deposit liabilities.................................................          3,835           3,225
                                                                                          -----------    ------------
         Total assets.................................................................    $ 1,139,007    $  1,259,956
                                                                                          ===========    ============

                                   LIABILITIES
                                   -----------

Outstanding losses and loss expenses..................................................    $   114,503    $    113,314
Unearned premiums.....................................................................         21,087          18,098
Deferred income.......................................................................          2,970           2,405
Insurance and reinsurance balances payable............................................        910,437       1,056,382
Funds withheld........................................................................          1,565             382
Accounts payable and accrued liabilities..............................................         27,731          19,202
Deposit liabilities...................................................................          3,835           3,225
                                                                                          -----------    ------------
         Total liabilities............................................................    $ 1,082,128    $  1,213,008
                                                                                          -----------    ------------

Contingencies (Part II - Item 1 - Legal Proceedings)

                                  SHAREHOLDERS' EQUITY
                                  --------------------

Share Capital
         Authorized 20,000,000 ordinary shares of par value $0.25 each
         Issued and fully paid 9,863,372 and 9,963,372 ordinary shares................          2,466          2,491
Additional paid in capital............................................................         54,167         54,317
Deferred compensation.................................................................             --            (65)
Accumulated other comprehensive (loss) gain...........................................           (29)            836
Retained earnings (deficit)...........................................................         5,932          (4,974)
                                                                                          -----------    ------------
                                                                                              62,536          52,605
Less: Ordinary shares in treasury (2000 - 443,400, 2001 - 443,400) at cost............        (5,657)         (5,657)
                                                                                          -----------    ------------
         Total shareholders' equity...................................................        56,879          46,948
                                                                                          -----------    ------------
         Total liabilities and shareholders' equity...................................    $1,139,007     $ 1,259,956
                                                                                          ===========    ============

                       See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      AND COMPREHENSIVE INCOME (LOSS)

       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30                  SEPTEMBER 30
                                                                 2000       2001              2000       2001
                                                              ---------   ---------         ---------  ---------
                                                              (restated)                    (restated)

REVENUES
     Risk management fees...........................          $   6,534   $   5,148         $  22,140  $  14,934
     Net premiums earned............................              5,571       6,696            12,719     16,720
     Net investment income..........................              1,425         857             3,973      3,299
     Other gains (losses)...........................                 16         (15)               (1)     1,007
                                                              ---------   ---------         ---------  ---------
         Total revenues.............................             13,546      12,686            38,831     35,960
                                                              ---------   ---------         ---------  ---------
EXPENSES
     Net losses and loss expenses incurred..........              4,531       5,145            10,759     12,416
     Acquisition costs..............................              1,832       1,736             3,856      4,526
     Depreciation and amortization of capital assets                380         277             1,160        818
     Amortization of goodwill.......................                211          55               642        171
     Salaries and benefits..........................              4,672       4,579            14,877     13,292
     Other operating expenses.......................              2,792       3,827            12,034     10,963
                                                              ---------   ---------         ---------  ---------
         Total expenses.............................             14,418      15,619            43,328     42,186
                                                              ---------   ---------         ---------  ---------
LOSS FROM CONTINUING OPERATIONS BEFORE TAXATION                    (872)     (2,933)           (4,497)    (6,226)
Taxation............................................                195        (421)             (872)    (1,067)
                                                              ---------   ---------         ---------  ---------
NET LOSS FROM CONTINUING OPERATIONS BEFORE
     DISCONTINUED SEGMENTS..........................             (1,067)     (2,512)           (3,625)    (5,159)

Discontinued segments:
     Net loss after tax from operations of
     discontinued segments..........................             (1,489)     (3,342)           (2,158)    (4,899)
                                                              ---------   ---------         ---------  ---------
NET LOSS FROM OPERATIONS............................          $  (2,556)  $  (5,854)        $  (5,783) $ (10,058)
                                                              ---------   ---------         ---------  ---------
OTHER COMPREHENSIVE INCOME:
     Unrealized holding gains arising during the period             187         537               362        988
     Less: reclassification adjustments for realized
     losses (gains) included in net loss............                  4         (22)               54       (123)
                                                              ---------   ---------         ---------  ---------
     Other comprehensive income ....................                191         515               416        865
                                                              ---------   ---------         ---------  ---------
     Comprehensive loss.............................          $  (2,365)  $  (5,339)        $  (5,367) $  (9,193)
                                                              =========   =========         =========  =========

NET LOSS PER SHARE..................................
Loss from continuing operations.....................          $   (0.11)  $   (0.26)        $   (0.38) $   (0.55)
Loss from discontinued segments.....................              (0.16)      (0.35)            (0.23)     (0.51)
                                                              ---------   ---------         ---------  ---------
Net loss per share..................................          $   (0.27)  $   (0.61)        $   (0.61) $   (1.06)
                                                              =========   =========         =========  =========

NET LOSS PER SHARE ASSUMING DILUTION
Loss from continuing operations.....................          $   (0.11)  $   (0.26)        $   (0.38) $   (0.55)
Loss from discontinued segments.....................              (0.16)      (0.35)            (0.23)     (0.51)
                                                              ---------   ---------         ---------  ---------
Net loss per share .................................          $   (0.27)  $   (0.61)        $   (0.61) $   (1.06)
                                                              =========   =========         =========  =========

                       See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED

    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)



                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30                 SEPTEMBER 30
                                                                   2000         2001            2000         2001
                                                                -----------  -----------     -----------  -----------
ORDINARY SHARES OF PAR VALUE $0.25 EACH
     Balance at beginning of period....................         $     2,466  $     2,491     $     2,466  $     2,466
     Issuance of restricted stock......................                --           --              --             25
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $     2,466  $     2,491     $     2,466  $     2,491
                                                                -----------  -----------     -----------  -----------

ADDITIONAL PAID IN CAPITAL
     Balance at beginning of period....................         $    54,167  $    54,317     $    54,167  $    54,167
     Issuance of restricted stock......................               --           --              --             150
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $    54,167  $    54,317     $    54,167  $    54,317
                                                                -----------  -----------     -----------  -----------

DEFERRED COMPENSATION
     Balance at beginning of period....................         $        --  $       (79)    $        --  $        --
     Issuance of restricted stock......................                               --                         (175)
     Amortized during period...........................                  --           14              --          110
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $        --  $       (65)    $        --  $       (65)
                                                                -----------  -----------     -----------  -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Balance at beginning of period....................         $        14  $       321     $      (211) $       (29)
     Change in unrealized gain on marketable securities
                                                                        191          515             416          865
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $       205  $       836     $       205  $       836
                                                                -----------  -----------     -----------  -----------

RETAINED EARNINGS (DEFICIT)
     Balance at beginning of period....................         $    30,274  $     1,162     $    34,067  $     5,932
     Net loss..........................................              (2,556)      (5,854)         (5,783)     (10,058)
     Dividends.........................................                (282)        (282)           (848)        (848)
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $    27,436  $    (4,974)    $    27,436  $    (4,974)
                                                                -----------  -----------     -----------  -----------

TREASURY STOCK
     Balance at beginning of period....................         $    (5,657) $    (5,657)    $    (5,657) $    (5,657)
     Purchase of ordinary shares in treasury...........                  --           --              --           --
     Balance at end of period..........................         $    (5,657) $    (5,657)    $    (5,657) $    (5,657)
                                                                -----------  -----------     -----------  -----------
     Total shareholders' equity........................         $    78,617  $    46,948     $    78,617  $    46,948
                                                                ===========  ===========     ===========  ===========

     Dividends paid per share were $0.03 and $0.03 for the three months ended September 30, 2000 and 2001, respectively, and $0.09 and $0.09 for the nine months ended September 30, 2000 and 2001 respectively.


   See accompanying notes to unaudited consolidated financial statements.



                   STIRLING COOKE BROWN HOLDINGS LIMITED
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                                         2000                    2001
                                                                                    ---------------         ---------------
OPERATING ACTIVITIES
Net loss                                                                               $   (5,783)             $ (10,058)
Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization of capital assets...........................           1,205                    818
       Amortization of goodwill..................................................             641                    171
       Amortization of marketable securities.....................................              92                    (31)
       Net realized (gains) losses on sale of marketable securities..............              87                   (193)
       Net gains on sale of capital assets.......................................             (96)                     1
       Amortization of deferred compensation.....................................              --                    110
Changes in non-cash operating assets and liabilities:
       Fiduciary funds...........................................................           5,013                   (934)
       Insurance and reinsurance balances receivable.............................        (102,196)              (155,083)
       Paid losses recoverable from reinsurers...................................          (9,920)                (5,451)
       Outstanding losses recoverable from reinsurers............................         (11,922)                 3,956
       Deferred acquisition costs................................................            (545)                (1,966)
       Deferred reinsurance premiums ceded.......................................           2,410                  9,116
       Other assets..............................................................          (3,792)                 4,228
       Income taxes receivable...................................................            (106)                   412
       Deferred tax asset........................................................            (116)                  (498)
       Assets related to deposit liabilities.....................................             (25)                   610
       Outstanding losses and loss expenses......................................          15,160                 (1,190)
       Unearned premiums.........................................................           2,442                 (2,989)
       Insurance and reinsurance balances payable................................         103,297                145,945
       Funds withheld............................................................          (5,882)                (1,183)
       Accounts payable and accrued liabilities..................................             615                 (8,530)
       Deferred income...........................................................          (1,220)                  (565)
       Deposit liabilities.......................................................              25                   (610)
                                                                                       ----------              ----------
           Net cash used by operating activities.................................         (10,616)               (23,913)
INVESTING ACTIVITIES
       Purchase of capital assets................................................            (809)                  (302)
       Sale of capital assets....................................................             380                     57
       Purchase of debt securities...............................................             (25)               (18,260)
       Purchase of equity securities.............................................          (2,089)                    --
       Purchase of short-term investments, net...................................          (2,088)                   486
       Proceeds on sale of debt securities.......................................           3,264                 19,561
       Proceeds on sale of equity securities.....................................             259                    275
                                                                                       ----------              ----------
           Cash (used) provided by investing activities..........................          (1,108)                 1,817
FINANCING ACTIVITIES
       Dividends.................................................................            (848)                  (848)
                                                                                       ----------              ----------
           Cash used by financing activities.....................................            (848)                  (848)
                                                                                       -----------             ----------
Decrease in cash and cash equivalents............................................         (12,572)               (22,944)
Cash and cash equivalents at beginning of period.................................          50,706                 41,358
                                                                                       -----------             ----------
Cash and cash equivalents at end of period.......................................      $   38,134              $  18,414
                                                                                       ===========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash received during the period for income taxes..........................      $    (105)              $      --
                                                                                       ===========              ==========

   See accompanying notes to unaudited consolidated financial statements


                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2000 AND 2001
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)




1.   INTERIM ACCOUNTING POLICY

In the opinion of management of Stirling Cooke Brown Holdings Limited ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and one non-recurring adjustment (see note 2), necessary to present fairly the financial position of the Company at December 31, 2000 and September 30, 2001, the results of operations for the three months and nine months ended September 30, 2000 and 2001 and the cash flows for the nine months ended September 30, 2000 and 2001. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of what operating results may be for the full year.

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


3.   REVENUES AND NET INCOME (LOSS) BY SEGMENT



  SEGMENT REVENUES                       FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                        2000           2001             2000            2001
                                        ----           ----             ----            ----
                                       (dollars in thousands)           (dollars in thousands)
  CONTINUING OPERATIONS:
  Brokerage                             $  2,908     $   1,082          $  9,447       $   4,424
  Program business                         3,753         3,403            12,506           9,722
  Insurance                                6,534         8,012            15,675          20,076
  Other                                      351           189             1,203           1,738
                                        --------     ---------          --------       ---------
   Total continuing operations          $ 13,546     $  12,686          $ 38,831       $  35,960
                                        --------     ---------          --------       ---------

  DISCONTINUED OPERATIONS:
  Underwriting management               $   293     $     143           $  1,405       $     473
  Reinsurance                             1,112           113              1,583             133
                                        -------      --------           --------       ---------
   Total discontinued operations        $ 1,405      $    256           $  2,988       $     606
                                        -------      --------           --------       ---------


SEGMENT PRETAX INCOME (LOSS)           FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                        2000           2001             2000            2001
                                        ----           ----             ----            ----
                                       (dollars in thousands)           (dollars in thousands)
CONTINUING OPERATIONS:
Brokerage                              $  360        $(1,550)          $   1,540        $ (2,182)
Program business                       (1,020)           (34)             (2,302)         (1,812)
Insurance                                (803)          (777)             (2,491)         (1,260)
Other                                     591           (572)             (1,244)           (972)
                                       -------       --------          ----------       ---------
 Total continuing operations           $ (872)       $(2,933)          $  (4,497)       $ (6,226)
                                       -------       --------          ----------       ---------

DISCONTINUED OPERATIONS:
Underwriting management                $   169       $   (49)          $     162       $    (348)
Reinsurance                             (1,658)       (3,293)             (2,320)         (4,551)
                                       --------      --------          ----------      ----------
 Total discontinued operations         $(1,489)      $(3,342)          $  (2,158)      $  (4,899)
                                       --------      --------          ----------      ----------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of the results of operations of Stirling Cooke Brown Holdings Limited ("the Company") for the three months and nine months ended September 30, 2000 and 2001 and financial condition as of September 30, 2001. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001.

REVENUES AND NET LOSS
---------------------
                                                                          FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                                                            2000         2001           2000          2001
                                                                            ----         ----           ----          ----
                                                                         (dollars in thousands)      (dollars in thousands)

Revenues from continuing operations                                     $ 13,546       $12,686       $38,831       $ 35,960
Expenses from continuing operations (including insurance costs)           14,418        15,619        43,328         42,186
                                                                        --------       -------       -------       --------
Loss before taxation from continuing operations                             (872)       (2,933)       (4,497)        (6,226)
Taxation                                                                     195          (421)         (872)        (1,067)
                                                                        --------       --------      --------      ---------
Net loss before discontinued operations                                   (1,067)       (2,512)       (3,625)        (5,159)
Discontinued operations                                                   (1,489)       (3,342)       (2,158)        (4,899)
                                                                        ---------      --------      --------      ---------
Net loss from all operations                                            $ (2,556)      $(5,854)      $(5,783)      $(10,058)
                                                                        =========      ========      ========      =========

BASIC EPS
  Net Loss per Share                                                    $  (0.27)      $ (0.61)      $ (0.61)       $ (1.06)
  Avg. no. of ordinary shares
      Outstanding (000's)                                                  9,420         9,520         9,420          9,520

DILUTED EPS
  Net Loss per Share                                                    $  (0.27)      $ (0.61)      $ (0.61)       $ (1.06)
  Avg. no. of ordinary shares
      Outstanding (000's)                                                  9,420         9,520         9,420          9,520


Basic net loss per share was $0.61 in the third quarter and $1.06 in the first nine months of 2001, compared to basic net loss per share of $0.27 in the third quarter of 2000 and $0.61 in the first nine months of 2000. Diluted net loss per share was $0.61 in the third quarter and $1.06 in the first nine months of 2001, compared to basic net loss per share of $0.27 in the third quarter of 2000 and $0.61 in the first nine months of 2000.

Net loss from all operations for the third quarter of 2001 was $5.9 million, compared to net loss from all operations for the third quarter of 2000 of $2.6 million. Net loss from all operations for the first nine months of 2001 was $10.1 million, compared to net loss from all operations for the first nine months of 2000 of $5.9 million. The results for the quarter continued to be affected by adverse factors which impacted the Company's results last year. The U.S. workers' compensation insurance market, in which the Company conducts most of its business, remained a difficult environment in which to operate. The Company also continued to incur costs pertaining to reinsurance-related disputes in which the Company and others are involved, including certain litigation. In addition, the Company continued to see deterioration in the results of its discontinued reinsurance segment operations due to increases in loss reserves against one particular program which the Company ceased writing in 1998.

Revenues from continuing operations of $12.7 million in the third quarter of 2001 represented a $0.8 million decrease compared to 2000 third quarter revenues from continuing operations of $13.5 million. Revenues from continuing operations of $36.0 million in the first nine months of 2001 represented a $2.8 million decrease compared to revenues from continuing operations of $38.8 million for the first nine months of 2000. The decline in revenues from continuing operations in the quarter and first nine months of 2001 reflected the market conditions in the brokerage and program business segments, and was partially offset by the increase in insurance segment revenues. Expenses from continuing operations (including insurance costs) of $15.6 million in the third quarter of 2001 increased by $1.2 million from expenses from continuing operations (including insurance costs) of $14.4 million in the third quarter of 2000. The increase in expenses from continuing operations in the quarter was partially due to continued costs and provisions pertaining to reinsurance-related disputes in which the Company is involved, including certain litigation. Expenses from continuing operations (including insurance costs) of $42.2 million in the first nine months of 2001 decreased by $1.1 million from expenses from continuing operations (including insurance costs) of $43.3 million in the first nine months of 2000. The reduction of expenses from continuing operations (including insurance costs) for the first nine months of 2001 reflects the benefits of the restructuring program begun in 1999, together with a general reduction in administrative costs as a result of reduced business volume. This decrease in expenses from continuing operations was partially offset by continued costs and provisions pertaining to reinsurance-related disputes in which the Company is involved, including certain litigation.

REVENUES AND NET INCOME (LOSS) BY SEGMENT

  SEGMENT REVENUES                       FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                        2000           2001                  2000            2001
                                        ----           ----                  ----            ----
                                       (dollars in thousands)                (dollars in thousands)
  CONTINUING OPERATIONS:
  Brokerage                             $ 2,908     $   1,082                $  9,447       $   4,424
  Program business                        3,753         3,403                  12,506           9,722
  Insurance                               6,534         8,012                  15,675          20,076
  Other                                     351           189                   1,203           1,738
                                        -------      --------                --------       ---------
   Total continuing operations          $13,546      $ 12,686                $ 38,831       $  35,960
                                        -------      --------                --------       ---------

  DISCONTINUED OPERATIONS:
  Underwriting management               $   293      $    143                $  1,405       $     473
  Reinsurance                             1,112           113                   1,583             133
                                        -------      --------                --------       ---------
   Total discontinued operations        $ 1,405      $    256                $  2,988       $     606
                                        -------      --------                --------       ---------


 SEGMENT PRETAX INCOME (LOSS)           FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30                     ENDED SEPTEMBER 30
                                       2000           2001                   2000            2001
                                       ----           ----                   ----            ----
                                      (dollars in thousands)                 (dollars in thousands)
  CONTINUING OPERATIONS:
  Brokerage                             $   360      $(1,550)                $  1,540       $ (2,182)
  Program business                       (1,020)         (34)                  (2,302)        (1,812)
  Insurance                                (803)        (777)                  (2,491)        (1,260)
  Other                                     591         (572)                  (1,244)          (972)
                                        --------     --------                ---------      ---------
   Total continuing operations          $  (872)     $(2,933)                $ (4,497)      $ (6,226)
                                        --------     --------                ---------      ---------

  DISCONTINUED OPERATIONS:
  Underwriting management               $   169      $   (49)                $    162       $   (348)
  Reinsurance                            (1,658)      (3,293)                  (2,320)        (4,551)
                                        --------     --------                ---------      ---------
   Total discontinued operations        $(1,489)     $(3,342)                $ (2,158)      $ (4,899)
                                        --------     --------                ---------      ---------

Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Revenues of $1.1 million in the third quarter of 2001 represented a decrease of $1.8 million from revenues of $2.9 million in the third quarter of 2000. Revenues of $4.4 million in the first nine months of 2001 represented a decrease of $5.0 million from revenues of $9.4 million in the first nine months of 2000. This decrease in brokerage segment revenues was primarily the result of reduced business being brokered due to significantly diminished reinsurance capacity for workers' compensation business.

The brokerage segment's loss of $1.6 million in the third quarter of 2001 represented a negative change of $2.0 million, from segment profit of $0.4 million in the third quarter of 2000. The brokerage segment's loss of $2.2 million in the first nine months of 2001 represented a negative change of $3.7 million, from segment profit of $1.5 million in the first nine months of 2000. The net loss reflects the decrease in revenues, which was partially offset by a decrease in brokerage segment expenses. Expenses for the segment continued to be impacted by significant costs and provisions associated with reinsurance disputes involving the Company or its clients, including certain litigation.

Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $3.4 million in the third quarter of 2001 represented a decrease of $0.4 million from revenues of $3.8 million in the third quarter of 2000. Program business revenues of $9.7 million in the first nine months of 2001 represented a decrease of $2.8 million from revenues of $12.5 million in the first nine months of 2000. This decrease was due to reduced fee margins on programs compared to previous years.

The program business segment's loss in the third quarter of 2001 represented an improvement of $1.0 million from segment loss of $1.0 million in the third quarter of 2000. The program business segment's loss of $1.8 million in the first nine months of 2001 represented a decreased loss of $0.5 million from segment loss of $2.3 million in the first nine months of 2000. The decrease in loss before tax for the first nine months of 2001 reflects a reduction in operating costs. The Company continued to restructure its program segment operations, which resulted in further consolidation and streamlining of its operations in order to reduce expenses and increase efficiencies.

Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company. Revenues of $8.0 million in the third quarter of 2001 represented an increase of $1.5 million from revenues of $6.5 million in the third quarter of 2000. Revenues of $20.1 million in the first nine months of 2001 represented an increase of $4.4 million from revenues of $15.7 million in the first nine months of 2000. Net premiums earned increased to $6.7 million in the third quarter of 2001 from $5.6 million in the third quarter of 2000. Net premiums earned increased to $16.7 million in the first nine months of 2001 from $12.7 million in the first nine months of 2000. Policy issuance fees were $0.7 million in the third quarter of 2001, which represented a $0.5 million decrease from $1.2 million in the third quarter of 2000. Policy issuance fees were $0.9 million in the first nine months of 2001, which represented a $0.2 million increase from $0.7 million in the first nine months of 2000. The increase in insurance segment revenues reflects an increase in premium earned as the company reduced the amount of reinsurance purchased for its programs.

Segment loss of $0.8 million in the third quarter of 2001 was consistent with segment loss of $0.8 million in the third quarter of 2000. Segment loss of $1.3 million in the first nine months of 2001 represented an improvement of $1.2 million from segment loss of $2.5 million in the first nine months of 2000. The improvement in results was due to a reduction in incurred losses, offset in part by increased operating expenses.

The World Trade Center disaster of September 11, 2001 had an immaterial effect on the results of operations of Realm National in the third quarter and nine-month periods ended September 30, 2001.

Other
-----

Other revenues primarily include the Company's holding companies and other non-operating subsidiaries, as well as income earned or provisions against investments in non-consolidating affiliates. Revenues of $0.2 million in the third quarter of 2001 represented a decrease of $0.2 million from revenues of $0.4 million in the third quarter of 2000. Revenues of $1.7 million in the first nine months of 2001 represented an increase of $0.5 million from revenues of $1.2 million in the first nine months of 2000. Segment loss of $0.6 million in the third quarter of 2001 represented a negative change of $1.2 million from segment income of $0.6 million in 2000. Segment loss of $1.0 million in the first nine months of 2001 represented a $0.2 improvement from a loss in the first nine months of 2000 of $1.2 million. The increase in segment revenues and income primarily reflected a gain on sale of an investment during the first nine months of 2001.

Discontinued Operations
-----------------------

On March 6, 2001, following a review of its operations, the Company decided to discontinue its loss-making reinsurance and underwriting management segments.

The Company's discontinued underwriting management segment comprised companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. Underwriting management revenues of $0.1 million in the third quarter of 2001 represented a decrease of $0.2 million from revenues of $0.3 million in the third quarter of 2000. Underwriting management revenues of $0.5 million in the first nine months of 2001 represented a decrease of $0.9 million from revenues of $1.4 million in the first nine months of 2000.

Underwriting management segment loss in the third quarter of 2001 represented a negative change of $0.2 million from segment income of $0.2 million in the third quarter of 2000. Underwriting management segment loss of $0.3 million in the first nine months of 2001 represented a negative change of $0.5 million compared to the first nine months of 2000 reflecting the decrease in business being underwritten.

The Company's discontinued reinsurance segment consisted of its reinsurance subsidiary, Comp Indeminity Reinsurance Company Limited ("CIRCL"). CIRCL primarily reinsured workers' compensation and property and general liability risks. Reinsurance segment loss of $3.3 million in the third quarter of 2001 represented a $1.6 million negative change from a segment loss of $1.7 million in the third quarter of 2000. Reinsurance segment loss of $4.6 million in the first nine months of 2001 represented a $2.3 million negative change from a segment loss of $2.3 million in the first nine months of 2000. The Company continued to see deterioration in the results of its discontinued reinsurance segment operations due to increases in loss reserves against one particular program which the Company ceased writing in 1998. These increases in loss reserves caused CIRCL's shareholder's equity to become negative as of September 30, 2001. It is anticipated that CIRCL's insolvency will not have a material impact on the consolidated financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company held cash and marketable securities of $52.2 million, compared to $76.0 million at December 31, 2000. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $39.9 million at September 30, 2001, compared to $39.0 million at December 31, 2000. Of the $52.2 million of cash and marketable securities held by the Company at September 30, 2001, $31.8 million (December 31, 2000 - $49.3 million) were held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At September 30, 2001, the Company's investment portfolio (at fair market value) totaled $33.8 million. The portfolio consisted primarily of U.S. Treasury bonds, short-term cash, and A-rated corporate debt securities.

During the nine-month period ending September 30, 2001, the Company's operating activities used $23.9 million of net cash, compared to using $10.6 million of net cash during the corresponding nine months of 2000. The cash used by operating activities varies according to the timing of collections and payments of insurance and reinsurance balances.

The increase of $155.1 million in insurance and reinsurance balances receivable during the first nine months of 2001, and the corresponding increase of $145.9 million in insurance and reinsurance balances payable, primarily reflect the growth in clients' claims balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and discontinued underwriting management segment subsidiaries continued to experience growth in client balances receivable and payable, reflecting this accumulation of claims due from one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet.

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

The provisions of SFAS No. 141 apply to all business combinations initiated after September 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company's financial condition or results of operations.

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

(b) On June 16, 2001, the motion to dismiss filed by the Company, together with one of its London subsidiaries and a former employee of that subsidiary, seeking to dismiss claims asserted in the amended complaint in an action in the New York State Supreme Court brought by AXA Reassurance S.A. ("AXA") was granted without prejudice. In the amended complaint, AXA had sought damages resulting from its efforts to void reinsurance contracts entered into in connection with certain "reinsurance-backed gap film financing" arrangements ("Film Finance Covers") brokered by the Company's London subsidiary. Subsequent to the dismissal of these claims, the Court granted leave to AXA and to New Hampshire Insurance Company, which had been joined in the action, to refile claims against these same defendants as third party claims. AXA has now done so, as has New Hampshire, which named only the Company and the London subsidiary as third-party defendants. The matter is currently on trial before a jury in the New York Supreme Court.

On July 2, 2001, the third-party complaint filed by defendant AXA Corporate Solutions (U.K.) Ltd. against the Company, one of its London subsidiaries and a former employee of that subsidiary in an existing action originally brought by the insured Silicon Valley Bank was dismissed without prejudice. The third party complaint had alleged fraudulent and/or wrongful inducement to contract allegedly resulting in exposure to liability for claims under another Film Finance Cover brokered by the Company's London subsidiary. Two of the Company's London subsidiaries were served with a separate third-party complaint in this action alleging claims for fraudulent inducement, negligent misrepresentation and fraud and deceit by a different insurer defendant, New Hampshire Insurance Company. The London subsidiaries have entered into a tolling agreement with New Hampshire Insurance Company which will suspend for the time being the prosecution of its claims as well as the running of the statute of limitations pertaining thereto.

Two of the Company's London subsidiaries have been named as third party defendants in a federal court action instituted by Silicon Valley Bank in California involving a different Film Finance Cover. The tolling agreement referred to above applies to these claims as well.

Two of the Company's London subsidiaries, together with other unrelated parties, have been named as: (i) defendants in a complaint in a new federal district court action in California; and, (ii) third-party defendants in an existing action in the New York State Supreme Court, each filed on March 16, 2001 by New Hampshire Insurance Company. Each pleading alleges identical claims of fraudulent inducement and negligent misrepresentation against two of the Company's London subsidiaries in connection with another Film Finance Cover. The London subsidiaries have not been served with the complaint in the California action. A motion to dismiss has been made and is awaiting decision by the court.

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

One of the arbitration awards referenced above allowed a reinsurer to avoid certain of its reinsurance contracts with a Lloyd's syndicate. According to reports in the London press, that award may have caused the syndicate's liabilities to increase beyond the financial resources available to it and its Names, requiring the syndicate to avail itself of the Lloyd's Central Fund. Thereafter, Lloyd's initiated an investigation of that syndicate and all "market participants," including the Company's U.K. subsidiaries. The Company is aware that the investigation is ongoing, but has no other information as to the progress of the investigation or when it will be completed.

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


Dated:  November 14, 2001


                               STIRLING COOKE BROWN HOLDINGS LIMITED

                               BY:         /s/ Stephen A. Crane
                                  --------------------------------------

                               Stephen A. Crane
                               CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER