Form 10-K
period 2001-12-31
STIRLING COOKE BROWN HOLDINGS LTD
filed 2002-03-29
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-K
    (Mark One)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001

                                     OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to

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

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 18, 2002 was approximately $2.8 million computed upon the basis of the closing sales price of the Ordinary Shares on the Nasdaq National Market on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 18, 2002 there were 9,519,972 outstanding Ordinary Shares, the only class of the registrant's common stock outstanding, of $0.25 par value.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement relating to its Annual General Meeting of Shareholders scheduled to be held on May 23, 2002 are incorporated by reference into Part III of this Form 10-K.

     Although Stirling Cooke Brown Holdings Limited is a "foreign private issuer" within the meaning of Rule 3b-4 under the Securities Exchange Act of 1934, as amended, it is voluntarily electing to file its Annual Report for the year ended December 31, 2001 on a Form 10-K.

                                   INDEX

                                                                       PAGE
                                                                       ----

                                   PART 1

Item 1    Business....................................................   1

Item 2    Properties..................................................  10

Item 3    Legal Proceedings...........................................  10

Item 4    Submission of Matters to a Vote of Security Holders.........  13

                                  PART II

Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters........................................   14

Item 6    Selected Financial Data....................................   15

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................   16

Item 8    Financial Statements and Supplementary Data................   22

Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................   51

                                  PART III

Item 10   Directors and Executive Officers of the Registrant.........   52

Item 11   Executive Compensation.....................................   52

Item 12   Security Ownership of Certain Beneficial Owners
          and Management.............................................   52

Item 13   Certain Relationships and Related Transactions.............   52

                                  PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K................................................   53

Note: All dollar amounts are in U.S. dollars, unless otherwise specifically noted.

                                   PART 1

ITEM 1--BUSINESS

THE COMPANY

Stirling Cooke Brown Holdings Limited (the "Company") is a Bermuda holding company incorporated on December 12, 1995, which, through its subsidiaries, provides insurance services and products. The Company provides its range of services and products to insurance and reinsurance companies, insurance agents, and insureds. The Company is involved primarily in the workers' compensation, occupational accident and health, and property/casualty insurance markets through its subsidiaries located in London, Bermuda and the United States.


THE COMPANY'S OPERATIONS

The Company has three main business segments; Insurance, Program Business, and Brokerage. In early 2001, following a review of its operations, the Company decided to discontinue its reinsurance and underwriting management segments. Each business segment consists of one or more separate companies and the results of each segment reflect all fees, income, and direct expenses for the companies in that segment. For example, revenues for the insurance segment include all of the insurance company's income including premiums, policy issuance fees, and investment income.

INSURANCE

The Company's insurance segment consists of a New York-domiciled insurer, Realm National Insurance Company ("Realm National"). Realm National was acquired by the Company in September 1996 and earns net premiums and policy issuance fees. The insurance segment generated revenues of $29.9 million in 2001, $23.5 million in 2000, and $12.6 million in 1999. This increase in revenues reflects a reduced amount of reinsurance purchased. The World Trade Center disaster of September 11, 2001 had an immaterial effect on the results of operations of Realm National for the year ended December 31, 2001.

Realm National had shareholders' equity of approximately $17.8 million at December 31, 2001 (2000--$17.8 million, 1999--$21.8 million), and net premiums earned of approximately $27.8 million for the year ended December 31, 2001 (2000--$18.5 million, 1999--$9.5 million). For the year ended
December 31, 2001, Realm National's gross premiums written were $40.0 million (2000--$61.4 million, 1999--$47.2 million); net premiums written were $32.8 million (2000--$22.2 million, 1999--$8.9 million), of which $27.1 million (2000--$16.1 million, 1999--$7.9 million) were related to workers' compensation insurance and $5.7 million (2000--$6.1 million, 1999--$1.0 million) were related to property and casualty insurance. Realm National is rated B+ (Very Good) by A.M. Best Company.

PROGRAM BUSINESS

The Company's program business segment consists of subsidiaries that market insurance products and manage insurance programs developed by the Company. These programs transfer risk from an insured to insurers and ultimately to reinsurers primarily in the workers' compensation market. The segment's subsidiaries are integrated to provide a range of business production and administrative services to insurers. The program business segment services are provided to unaffiliated primary insurers and a Company-owned primary insurer. This segment primarily consists of managing general agency ("MGA"), program management, third party claims administration ("TPA"), and loss control and premium audit companies. The program business segment generated revenues of $11.4 million in 2001, $15.3 million in 2000, and $22.4 million in 1999. This continued decrease in revenues was primarily due to reduced fee margins on programs and a reduction in program business volume as a result of management's decision to impose more selective underwriting conditions on continuing programs.

The Company's MGA subsidiaries are responsible for marketing programs through a network of retail and wholesale insurance agents. The MGA's are also responsible for underwriting, policy issuance, policy servicing, and administration of the business bound. The Company's MGA network includes offices in Boca Raton, Florida and New York, New York. As part of a continuing effort to streamline operations and reduce ongoing costs, the Company consolidated its Dallas, Texas MGA office with its Boca Raton MGA office effective December 31, 2001.

BROKERAGE

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. These subsidiaries specialize in placing insurance and reinsurance business in workers' compensation, accident and health, and specialty casualty lines. The Company generates fees and commission-based revenues from this business. The brokerage segment generated revenues of $5.8 million in 2001, $11.2 million in 2000 and $24.9 million in 1999. This decrease in brokerage segment revenues was primarily the result of reduced business being brokered due to significantly diminished reinsurance capacity for workers' compensation business. The segment has been adversely affected by the disruption caused by widespread reinsurance market disputes and legal proceedings including those involving the Company.

DISCONTINUED OPERATION

Following a review of its operations, the Company decided on March 6, 2001 to discontinue its reinsurance and underwriting management segments and put these segments into run-off.

The Company's reinsurance segment consists of its reinsurance subsidiary, Comp Indemnity Reinsurance Company Limited ("CIRCL"). CIRCL primarily reinsured workers' compensation and property and general liability risks. Management determined in early 1999 to cease underwriting new programs in the reinsurance segment due to unfavourable results, and for this reason, a number of existing contracts were not renewed for the 1999 year. Due to the history of operating losses in the segment, together with the cessation of the writing of new programs, the Company decided to completely discontinue the segment and place the operation into run-off effective December 31, 2000.

The reinsurance segment generated revenues of ($0.1) million in 2001, $1.7 million in 2000 and $3.1 million in 1999. For the year ended December 31, 2001, CIRCL's gross premiums assumed were $0.3 million (2000--$0.3 million, 1999--$3.0 million), of which $0.2 million (2000--$0.2 million, 1999--$2.7 million) were related to workers' compensation insurance and $0.1 million (2000--$0.1 million, 1999--$0.3 million) were related to property and general liability insurance. Net premiums assumed were ($0.3) million (2000--$0.4 million, 1999--$1.1 million).

The Company's underwriting management segment is comprised of companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. The underwriting management segment earned fees for providing underwriting and associated administrative services relating to the business underwritten. Since 1999, the underwriting management segment has experienced a significant reduction in business written, which has led to decreasing revenues over the period. In view of the reduction in revenues, the resulting loss, and the ongoing business prospects for the segment, the Company decided to discontinue the segment and place the operation in run-off. The underwriting management segment generated revenues of $0.6 million in 2001, $1.6 million in 2000, and $4.1 million in 1999.

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

COMPETITION

The business of providing insurance services and products to the workers' compensation and property and casualty insurance markets is highly competitive. The Company competes with providers of traditional insurance coverage and with providers of alternative market services (including domestic and foreign insurance companies, reinsurers, insurance brokers, captive insurance companies, rent-a-captives, self-insurance plans, risk retention groups, state funds, assigned risk pools and other risk-financing mechanisms). The Company believes that the key factors in competing effectively in the risk management market are price, the ability to tailor programs to the needs of the insured, and the ability to rapidly develop new solutions to address changing market conditions. The Company believes that its services and products are competitively priced, and that its combination of services and products enables it to develop tailored programs and be a competitive provider of insurance services and products. However, in periods of soft insurance market conditions the Company's various business segments are subject to additional competitive pressure in generating premium volume. In addition, the fees that they charge for their services come under pressure as insurers and reinsurers seek to reduce their costs.

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

EMPLOYEES

As of December 31, 2001, the Company had 228 employees. The service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is extremely competitive, the Company believes that its relationships with its employees are good. None of the Company's employees is represented by a union.

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

Most states require property and casualty insurers licensed to transact insurance in those states to become members of insolvency funds or guaranty associations which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written by a member in that state. Assessments from insolvency funds paid by Realm National in 1999, 2000 and 2001 were immaterial in relation to the Company's consolidated financial statements. The cost of some of these assessments is recoverable through future policy surcharges and premium tax deductions.

Realm National also is required to participate in various state-mandated insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. One such pool is the multi-state workers' compensation pool operated by the National Council on Compensation Insurance. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. Total assessments incurred by Realm National from all such facilities for 1999, 2000, and 2001 were immaterial in relation to the Company's consolidated financial statements.

The company is subject to guaranty fund and other assessments by the states in which it writes business. The company has paid $0.66 million and accrued $0.2 million liability for guaranty fund and other assessments. This accrual represents management's best estimates based on information received from the states in which the Company writes business and may change due to many factors including the Company's share of the ultimate cost of current insolvencies.

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

The insurance laws of the State of New York (the "New York Insurance Law") regulate the distribution of dividends and other payments to the Company by Realm National. Under the applicable New York statute, unless prior regulatory approval is obtained, an insurer may not declare or distribute any dividend to shareholders, which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of (i) 10% of its surplus to policyholders as shown by its last statement on file with the New York Department of Insurance, or (ii) 100% of adjusted net investment income during such period. Such restrictions or any additional subsequently imposed restrictions may in the future affect the Company's ability to pay principal and interest on its debt, expenses, and cash dividends to its shareholders.

The National Association of Insurance Commissioners ("NAIC") has adopted a methodology for assessing the adequacy of statutory surplus of property and casualty insurers that includes a risk-based capital requirement. Insurance companies are required to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to monitor the adequacy of an insurer's capital. Under the formula, a company determines its risk-based capital ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Under the formula, a higher ratio reflects a greater adequacy of capital. Based on calculations made by the Company, the RBC level for the Company's insurance subsidiary exceeds levels that would trigger regulatory attention. At December 31, 2001, Realm National's RBC ratio was approximately 263%, and the threshold requiring minimum regulatory involvement was 175%. Therefore, the Company's capital exceeded all requirements of the Risk-Based Capital Model Act. The NAIC has also developed an Insurance Regulatory Information System ("IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values in four or more ratios generally leads to inquiries from individual state insurance commissioners. At December 31, 2001, Realm National had four ratios outside the normal ranges; however, management believes that they will be able to satisfy any concerns raised by the regulators.

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

In addition to the oversight of the Company's insurance subsidiaries, the Company, as the ultimate parent of a New York-domiciled insurer (Realm National), is also subject to regulation under the New York Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The Holding Company Act contains certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Act contains special reporting and prior approval requirements with respect to transactions among affiliates.

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

In determining whether to issue a license to do business in a state, the state's insurance regulatory agency is required by statute or regulation to consider a number of factors, largely for the purpose of protecting policyholders within the state. Typically, the application process will involve a review of the applicant's recent audited and statutory financial statements, and, in many states, one or more years of operating
projections,   to  assess  the   financial   strength  of  the   applicant;
biographical information concerning the experience and fitness of directors, officers and major shareholders; reports of recent examinations as to the applicant's compliance record, finances and market practices in its state of domicile; proposed policy forms and rate schedules; and the applicant's experience in underwriting the line or lines of business to be offered. During 2001, an examination of the financial statements as of December 31, 2000 was completed, and did not lead to any adjustments. The examination was led by the New York State Department of Insurance.

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

CIRCL is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum statutory capital and surplus equal to the greatest of:
(a) $1 million; (b) 20% of the first $6 million of its net premiums written plus 15% of its net premiums written over $6 million; or (c) 15% of its net outstanding losses and loss expenses; (ii) is limited in declaring or paying any dividends during any financial year with respect to a specified minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio; (iii) is prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (iv) is required to report its failure to meet its minimum solvency margin to the Minister within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred. CIRCL is also required to obtain an annual loss reserve opinion issued by a government approved loss reserve specialist. At December 31, 2001, CIRCL was required to maintain a minimum statutory capital and surplus of $0.9 million (2000 - $1.3 million). At that date statutory capital and surplus (deficit) was ($4.3) million (2000 - $0.8 million) and the requirement was therefore not met.

The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees. At December 31, 2001, CIRCL was required to maintain relevant assets of at least $5.8 million (2000 - $17.2 million). At that date relevant assets were approximately $3.4 million (2000 -$23.7 million) and the requirement was therefore not met.

A Bermuda-registered insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda to oversee the business of the insurer and to report to the Minister and the Bermuda Registrar of Companies in respect of certain events. Unless the approval of the Minister is obtained, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice is given in writing to the Minister of the intention to do so. Within 30 days of the principal representative's knowing or having reason to believe that the insurer the representative represents is likely to become insolvent or that an "event" has occurred, the principal representative must provide a written report to the Minister setting out all the particulars of the case that are available to the representative. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio. The Company understands that CIRCL's principal representative fully complied with these requirements.

The Minister may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister may direct an insurer to produce documents or information relating to matters connected with the insurer's business. The Minister has not exercised such powers at this time, however management of CIRCL have been in contact with the Regulators to fully apprise them of current and intended action. Detailed discussions have also been held with CIRCL's principal creditors regarding the insolvency and the various alternatives of action that may be taken. Such creditors have communicated to the Minister their understanding of the situation.

If it appears to the Minister that there is a risk of the insurer becoming insolvent, the Minister may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a Bermuda bank, certain assets; or to limit its premium income. The Minister has directed that CIRCL may not undertake any new insurance business.

It is the Company's intention not to pay additional funds to CIRCL for losses it has incurred. CIRCL's insolvency, therefore, will not have a material effect on the consolidated financial position of the Company.

Certain of the Company's subsidiaries are also subject to regulation as insurance intermediaries. Under the applicable regulations, an intermediary is responsible as a fiduciary for funds received for the account of the parties to the insurance or reinsurance transaction and is required to hold such funds in appropriate bank accounts subject to restriction on withdrawals and prohibitions on commingling.

The Company's insurance intermediaries include MGA's. MGA's produce, underwrite, and administer business produced and manage claims on behalf of insurance companies in certain states, and they are subject to regulation under state laws regarding licensure, fiduciary obligations with respect to premium, and the general management of the insurers' business.

The activities of Stirling Cooke Brown Insurance Brokers Limited as an insurance broker in the UK require it to be authorized by the General Insurance Standards Council. Authorization by this body involves continuing compliance with rules made by the Council, which require, among other things, that the company maintain a minimum level of solvency that it supply reports to the Council, and that it conduct its business in accordance with the conduct of business rules published by the Council.

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

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses:

           RECONCILIATION OF OUTSTANDING LOSSES AND LOSS EXPENSES


                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                1999                     2000                    2001
                                                ----                     ----                    ----
                                      CONTINUING  DISCONTINUED CONTINUING  DISCONTINUED CONTINUING DISCONTINUED
                                       OPERATIONS  OPERATIONS  OPERATIONS   OPERATIONS  OPERATIONS  OPERATIONS
                                      ----------- ------------ ----------  ------------ ---------- ------------
Balance beginning of year.............  $ 30,789    $ 35,328    $ 59,421     $ 33,714   $ 79,820     $ 34,683
Less outstanding losses recoverable...    27,048      21,098      53,050       20,217     62,857       18,362
                                        --------    --------    --------     --------   --------     --------
Net balance                                3,741      14,230       6,371       13,497     16,963       16,321
                                        --------    --------    --------     --------   --------     --------
Incurred related to:
          Current year................     6,289       2,407      13,617          177     19,382           --
          Prior years.................       676       2,998       3,543        6,056      2,158        4,714
                                        --------    --------    --------     --------   --------     --------
          Total incurred..............     6,965       5,405      17,160        6,233     21,540        4,714
                                        --------    --------    --------     --------   --------     --------
Paid related to:
          Current year................     2,528         302       4,308           --      7,959           --
          Prior years.................     1,807       5,836       2,260        3,409      5,066        6,602
                                        --------    --------    --------     --------   --------     --------
          Total paid..................     4,335       6,138       6,568        3,409     13,025        6,602
                                        --------    --------    --------     --------   --------     --------
Net balance                                6,371      13,497      16,963       16,321     25,478       14,433
Plus outstanding losses recoverable...    53,050      20,217      62,857       18,362     54,029       12,822
                                        --------    --------    --------     --------   --------     --------
          Balance at end of year......  $ 59,421    $ 33,714    $ 79,820     $ 34,683   $ 79,507     $ 27,255
                                        ========    ========    ========     ========   ========     ========


The adverse development during 2000 and 2001 on prior years in continuing operations primarily reflects the strengthening of loss reserves at the Company's U.S.-based insurance carrier relating primarily to two programs terminated in 2000.

The adverse development during 1999, 2000 and 2001 on prior years in discontinued operations primarily reflects the increase in provisions for doubtful reinsurance recoveries of $2.1 million in 1999, $2.4 million in 2000 and $1.0 million in 2001 as discussed in Note 9 to the Consolidated Financial Statements, as well as an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry. The provision is included in the balance sheet as a component of paid and outstanding losses recoverable from reinsurers. The provision is an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or less than the provision established.

The Company's underwriting loss ratio (i.e. the ratio of net losses and net loss expenses to net premium earned) for 2001 for continuing operations was 77.5% (2000--92.8%).

The Company believes that the provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred; however, such a provision is an estimate and the losses may ultimately be significantly greater or less than the provision established. The Company has limited historical loss experience available to serve as a basis for the estimation of ultimate losses. The Company's exposure to the effect of future movements in its loss reserves has been increased by the reduction in the level of reinsurance purchased by Realm National on its programs in 2000 and 2001.

The previous table represents a reconciliation of reserves in accordance with generally accepted accounting principals ("GAAP"). The following table reconciles the difference between those reserves and those contained in regulatory filings made by the Company's subsidiaries in accordance with statutory accounting practices ("SAP").

                  RECONCILIATION OF SAP AND GAAP RESERVES


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                       1999                    2000                    2001
                                                       ----                    ----                    ----
                                            CONTINUING  DISCONTINUED CONTINUING  DISCONTINUED CONTINUING DISCONTINUED
                                             OPERATIONS  OPERATIONS   OPERATIONS  OPERATIONS  OPERATIONS  OPERATIONS
                                            ----------- ------------ ----------- ------------ ---------- ------------
                                                                    (DOLLARS IN THOUSANDS)
Reserves for losses and loss adjustment
      expenses, end of year SAP.............  $  4,765    $ 13,497     $ 14,877    $ 16,321   $ 23,841     $  14,433
Gross-up for ceded reinsurance reserves.....    53,050      20,217       62,857      18,362     54,029        12,822
Provision for salvage receivable not
      included on a SAP basis...............       (31)         --           --          --         --            --
Provision for uncollectible reinsurance.....     1,637          --        1,637          --      1,637            --
Reclassification of other liabilities.......        --          --          449          --         --            --
                                              --------    --------     --------    --------   ---------    ---------
Reserves for losses and loss adjustment
      expenses, end of year GAAP............  $ 59,421    $ 33,714     $ 79,820    $ 34,683   $ 79,507     $  27,255
                                              ========    ========     ========    ========   ========     =========


The following table presents the development of the Company's ongoing net reserves for 1996 through 2001. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Deficiency" represents the aggregate change in the estimates over all prior years. The Company's insurance entities were both purchased in 1996 so, accordingly, there has only been five years' movement in the Company's reserves. It should be noted that the following table presents an analysis of loss and loss expense development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

               ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                  (NET OF OUTSTANDING LOSSES RECOVERABLE)


CONTINUING OPERATIONS                                        FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                    1996       1997       1998       1999       2000      2001
                                                   ------     ------     ------     ------     ------    ------
                                                                 (DOLLARS IN THOUSANDS)

Gross reserve for losses and loss adjustment
  expenses......................................  $ 14,371   $ 14,968   $ 30,789   $ 59,421   $ 79,820   $ 79,507
Less outstanding losses recoverable.............    12,610     12,869     27,048     53,050     62,857     54,029
                                                  --------   --------   --------   --------   --------   --------
Net reserve for losses and loss adjustment
  expenses......................................     1,761      2,099      3,741      6,371     16,963     25,478
  Reserve re-estimated as of:
                 One year later.................     1,486      2,077      4,417      8,272     19,121         --
                 Two years later................     1,278      2,814      4,509      8,546         --         --
                 Three years later..............     1,268      2,455      4,438         --         --         --
                 Four years later...............     1,265      2,592         --         --         --         --
                 Five years later...............     1,265         --         --         --         --         --
                                                  --------   --------   --------   --------   --------   --------
  Cumulative redundancy (deficiency)............       496       (853)      (697)    (2,175)    (2,158)        --
                                                  --------   --------   --------   --------   --------   --------
  Percentage                                          28.2%    (40.6%)    (18.6%)    (34.1%)    (12.7%)        --
                                                  --------   --------   --------   --------   --------   --------

  Cumulative amount of reserve paid through:
                 One year later.................       955      1,461      1,547      2,702      8,412         --
                 Two years later................     1,095      1,980      2,190      5,126         --         --
                 Three years later..............     1,263      2,249      3,352         --         --         --
                 Four years later...............     1,265      2,889         --         --         --         --
                 Five years later...............     1,265         --         --         --         --         --


The increase in reserves one year later, two years later, three years and four years later on 1997, 1998, 1999, and 2000 reserves reflects primarily the strengthening of loss reserves at the Company's U.S.-based insurance carrier relating primarily to two programs terminated in 2000.


DISCONTINUED OPERATIONS                                      FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                  1996      1997      1998      1999      2000      2001
                                                 ------    ------    ------    ------    ------    ------
                                                                 (DOLLARS IN THOUSANDS)

Gross reserve for losses and loss adjustment
  expenses...................................... $ 9,930  $ 21,308  $ 35,328  $ 33,714  $ 34,683  $ 27,255
Less outstanding losses recoverable.............   3,978    10,203    21,098    20,217    18,362    12,822
                                                 -------  --------  --------  --------  --------  --------
Net reserve for losses and loss adjustment
  expenses......................................   5,952    11,105    14,230    13,497    16,321    14,433
Reserve re-estimated as of:
                 One year later.................   7,004    15,820    17,228    19,552    21,035        --
                 Two years later................  10,552    19,980    23,257    24,496        --        --
                 Three years later..............  11,824    25,750    28,044        --        --        --
                 Four years later...............  14,900    29,617        --        --        --        --
                 Five years later...............  17,580        --        --        --        --        --
                                                 -------  --------  --------  --------  --------  --------
Cumulative redundancy (deficiency)............   (11,628)  (18,512)  (13,814)  (10,999)  (4,714)        --
                                                 -------  --------  --------  --------  --------  --------

  Percentage                                     (195.4%)  (166.7%)   (97.1%)   (81.5%)  (28.9%)        --
                                                 -------  --------  --------  --------  --------  --------


  Cumulative amount of reserve paid through:
                 One year later.................   2,494     7,977    5,836     3,408     6,602         --
                 Two years later................   6,574    12,117    8,788    10,011        --         --
                 Three years later..............   8,975    14,139   15,099        --        --         --
                 Four years later...............  10,599    19,581       --        --        --         --
                 Five years later...............  13,867        --       --        --        --         --


The increase in net reserves one year later, two years later, three years later, four years later, and five years later on 1996, 1997, 1998, 1999 and 2000 reserves reflects primarily an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry, and an increase in provisions for doubtful reinsurance recoveries discussed in Note 9 to the consolidated financial statements.

ITEM 2--PROPERTIES

The Company's head office is located in Hamilton, Bermuda. This facility currently serves as the headquarters for the financial and administrative departments of the Company and the Company's Bermuda subsidiaries. The following table sets forth additional information concerning the Company's facilities:

                                        APPROXIMATE
                PROPERTY                SQUARE FEET     LEASE  EXPIRATION
--------------------------------------- -----------  ------------------------

            Hamilton, Bermuda..........      5,900   June 20, 2006
            London, England............     10,750   August 10, 2009
            Dallas, Texas..............     14,700   August 31, 2003
            New York, New York.........      7,900   September 3, 2003
            New York, New York.........      2,800   September 14, 2004
            Bradenton, Florida.........     12,350   June 28, 2008
            Boca Raton, Florida........     13,750   January 15, 2005
            Southington, Connecticut...      2,460   August 31, 2011

All of the Company's facilities are leased. Aggregate lease payments for 2001 were $1.9 million (2000 - $1.9 million). The Company anticipates that it will be able to extend these leases as they expire or, if necessary or desirable, locate substitute facilities on acceptable terms.


ITEM 3--LEGAL PROCEEDINGS

(a) The trial in the proceedings which Sphere Drake Insurance Limited ("Sphere Drake") caused to be issued on February 29, 2000 in the London Commercial Court (equivalent to a civil complaint in U.S. jurisdictions) against two of the Company's U.K. subsidiaries, two former officers of those subsidiaries and others, is underway and currently is expected to conclude during the second quarter of 2002. Sphere Drake alleges, in substance, that each and every contract placed with it through its underwriting agent by the Company's U.K. broker subsidiary was commercially unreasonable. Sphere Drake further alleges that this was obvious to the broker and that, accordingly, the London Commercial Court should infer a conspiracy between the broker and the underwriting agent to defraud Sphere Drake, thereby allowing it to treat as void from the outset all of the inwards reinsurance contracts placed with Sphere Drake through its underwriting agent by the Company's broker subsidiary.

It is the opinion of management that the claims described in Sphere Drake's action are without merit and the case is being and will be defended vigorously.

(b) On December 6, 2001, a jury returned a verdict dismissing all of the claims asserted against the Company, together with one of its London subsidiaries and a former employee of that subsidiary, in a third party action in the New York State Supreme Court brought by AXA Reassurance S.A. ("AXA"). The verdict also encompassed all of the claims asserted against these same defendants by New Hampshire Insurance Company ("NHIC"). In that action, AXA had sought indemnity and damages resulting from its efforts to void reinsurance contracts entered into in connection with certain
"reinsurance-backed gap film financing" arrangements ("Film Finance Covers") brokered by the Company's London subsidiary. Certain claims in the action relating to other parties remain to be resolved by the Court, with the result that a final judgment subject to appeal has not yet been entered.

On July 2, 2001, the third-party complaint filed by defendant AXA Corporate Solutions (U.K.) Ltd. ("ACS") against the Company, one of its London subsidiaries and a former employee of that subsidiary (the "SCB Defendants") in an existing action originally brought by the insured Silicon Valley Bank was dismissed without prejudice. The third party complaint had alleged fraudulent and/or wrongful inducement to contract allegedly resulting in exposure to liability for claims under another Film Finance Cover brokered by the Company's London subsidiary. ACS filed a motion seeking reconsideration of that decision, which motion was denied by the Court on March 18, 2002. Two of the Company's London subsidiaries were served with a separate third-party complaint in this action alleging claims for fraudulent inducement, negligent misrepresentation and fraud and deceit by a different insurer defendant, NHIC. The London subsidiaries have entered into a tolling agreement with NHIC that will suspend for the time being the prosecution of NHIC's claims as well as the running of the statute of limitations pertaining thereto.

Two of the Company's London subsidiaries have been named as third party defendants in a federal court action instituted by Silicon Valley Bank in California involving a different Film Finance Cover. These subsidiaries also were named as defendants in a federal district court action by NHIC, which action has been dismissed without prejudice. The tolling agreement referred to above also applies to these claims.

Two of the Company's London subsidiaries, together with other unrelated parties, have been named as third-party defendants in an existing action in the New York State Supreme Court, filed on March 16, 2001 by NHIC. Each pleading alleges identical claims of fraudulent inducement and negligent misrepresentation against two of the Company's London subsidiaries in connection with another Film Finance Cover. A motion to dismiss has been made and is awaiting decision by the court.

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

(c) Several arbitration proceedings currently are pending in England between reinsurers and ceding insurers relating to reinsurance transactions involving the personal accident excess of loss market in London ("LMX") for the account years 1993, 1994, 1995, 1996, 1997 and 1998. Although neither the Company nor its broker subsidiaries is a party to any of these arbitrations, certain of the Company's subsidiaries acted as a reinsurance broker for ceding insurer clients that are parties to certain of the arbitrations.

In addition, the Company's reinsurance subsidiary is party to one of the LMX arbitrations. This particular arbitration has been dormant for some time.

The reinsurers generally have alleged that they sustained losses due to an "artificial" spiral in the LMX market, the existence of which, as well as other information, was not disclosed to them by the ceding insurers or their reinsurance brokers. In others, there are specific misrepresentation and non-disclosure allegations that are not of a generic nature. As a consequence, these reinsurers have asserted that they are no longer obliged to honor their reinsurance agreements and have suspended payment of claims.

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

The Company understands that awards already have been made in favor of the reinsurer in three arbitrations. However, based on the Company's understanding of the reasons given by the arbitration panels for their awards in favor of the reinsurer in two of those cases, the Company does not believe there is any valid basis for its ceding insurer clients in those cases to assert a claim against the Company or its broker subsidiaries. The Company has insufficient information to make a valid assessment in relation to the third.

With the exception of: (a) one inactive proceeding which the subsidiaries have been informed will be withdrawn; and (b) two related proceedings pending against certain subsidiaries of the Company, and certain current and former officers of these subsidiaries, each of which is in an early procedural stage, all judicial proceedings against the Company's subsidiaries relating to these matters have been stayed or held in abeyance pursuant to standstill agreements or court order.

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

A subsidiary of the Company has been notified of a potential claim by one of the parties to the 1994 Year of Account Settlement for the recovery of costs arising out of the settlement as well as for the costs and expenses incurred by the party in connection with its overall involvement in the LMX market. The subsidiary has denied any liability for this potential claim.

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

One result of this market disruption has been that certain reinsurers with whom the Company's broker subsidiaries placed business on behalf of ceding insurer clients suspended claims payments to those clients, as well as to the Company's insurance and reinsurance subsidiaries, in certain instances also claiming a right to rescind the reinsurance contracts. As a result, a number of arbitrations were commenced between Company clients and their reinsurers. The Company has endeavored consistently to provide support to its clients in connection with these proceedings. In one ongoing arbitration involving the Company's insurer subsidiary, Realm National, that company has succeeded in obtaining $4.8 million in interim relief from a reinsurer by order of the arbitration panel pending a final determination of the matters in issue, which is expected in the second quareter of the year.

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


               PRINCIPAL EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the Principal Executive Officers of the Company at March 18, 2001.

     NAME                       AGE                 POSITION
     ----                       ---    ---------------------------------
     Stephen A. Crane.........  56     President, Chief Executive Officer
                                       and Director (1)
     Len Quick................  59     Chief Operating Officer and Director (2)
     Anthony J. Del Tufo......  57     Chief Financial Officer
     James Lawless, IV........  47     Senior Vice President, General Counsel
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

LEN QUICK was appointed as Chief Operating Officer in July, 1999, having previously served as Chief of Operations of the Company's North American-based subsidiaries from 1997. Between 1994 and 1997, Mr. Quick was President of the Company's Dallas-based subsidiary, North American Risk Inc.

ANTHONY J. DEL TUFO was appointed acting Chief Financial Officer in October 2001. Mr. Del Tufo had been serving since June as the acting Chief Financial Officer of Realm National Insurance Company, a subsidiary of Stirling Cooke. Prior to assuming that role, he was Chief Financial Officer of W.R. Berkley Corporation. Mr. Del Tufo had also been a partner in the insurance auditing practice of KPMG.

JAMES LAWLESS, IV was appointed Senior Vice President, General Counsel and Corporate Secretary in March 2000. In the five-year period prior to joining the Company, Mr. Lawless practiced law in New York with LeBouef Lamb Green and MacRae, Werner & Kennedy and Battle Fowler LLP.



                                  PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's ordinary shares, $0.25 par value, have been quoted on the Nasdaq National Market under the symbol "SCBHF" since November 26, 1997. The ordinary shares were listed in connection with the Company's initial public offering completed in December 1997. As of March 18, 2002, the approximate number of holders of the Company's ordinary shares was 900.

The following table sets forth the high and low closing sale prices per share of the Company's ordinary shares on the Nasdaq national market for the calender quarters of 2000 and 2001:

                                                          HIGH         LOW
                                                         ------       -----
Year ended December 31, 2000
         First Quarter................................    $3-11/16    $1-7/8
         Second Quarter...............................    $3-1/8      $1-13/16
         Third Quarter................................    $2-1/4      $1-15/16
         Fourth Quarter...............................    $2          $1
Year ended December 31, 2001
         First Quarter................................    $1.63       $0.75
         Second Quarter...............................    $2.03       $0.98
         Third Quarter................................    $2.04       $1.47
         Fourth Quarter...............................    $1.58       $0.61


The closing sale price per share of the Company's ordinary shares on the Nasdaq national market on March 18, 2002 was $0.55.

On February 14, 2002, the Company was advised by Nasdaq that it was not in compliance with certain Nasdaq Marketplace Rules, specifically those relating to the minimum bid price of the Company's Ordinary Stock and the minimum market value of its publicly held shares. The Company was further advised that it would have until May 15, 2002 within which to regain compliance with the Marketplace Rules, failing which the Company would be provided with written notification that its securities would be delisted. The Company would be able to appeal any such determination to the Nasdaq Listing Qualifications Panel. The Company has the option, prior to May 15, 2002, to apply to transfer its securities to The Nasdaq SmallCap Market, which application would have the effect of staying notification of delisting but, in the event that the Company's transfer application were not approved, notification of delisting would then be issued, again subject to a possible appeal. The Company cannot presently determine whether it will be in compliance with the applicable Marketplace Rules by May 15, 2002, and is evaluating the decision to file an application to transfer its securities to The Nasdaq SmallCap Market.

During 2001 the Company paid three quarterly dividends of $0.03, and in the fourth quarter discontinued the payment of quarterly dividends for the foreseeable future. During 2000, the Company paid quarterly dividends of $0.03 per ordinary share. The declaration and payment of future dividends is at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company, general business conditions and other factors. The Company's ability to pay dividends is partially restricted due to various insurance regulations and tax considerations relating to certain of its subsidiaries. See "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements.

During 1999, the Company purchased 356,400 ordinary shares on the open market at a total cost of $4,423,000. These shares were recorded as treasury stock at cost. The Company now holds a total of 443,400 ordinary shares in treasury at a total cost of $5.7 million.

In November  2000,  the Company  issued  100,000  restricted  shares to Mr.
Stephen A. Crane. The shares issued are subject to certain transfer restrictions which lapsed with respect to 33 1/3% of these shares on the date of their issuance and 33 1/3% of these shares in November 2001.
Restrictions on the balance of the shares will lapse in November 2002, contingent on Mr. Crane's continued employment with the Company.

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


                                                                       AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                           1997       1998        1999        2000           2001
                                                          ------     ------      ------      ------         ------
                                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues......................................       $    51,754   $ 70,634    $ 60,560    $  50,933      $   50,027
Income (loss) from continuing operations before
   taxation...................................            13,370     21,090      (7,403)     (18,499)        (16,411)
Taxation......................................             2,925      3,790      (2,583)      (2,523)         (1,268)
Net income (loss) before discontinued segments            10,445     17,300      (4,820)     (15,976)        (15,143)
Net income (loss) from discontinued segments..             2,548     (1,282)     (1,590)     (11,029)         (6,187)
Net income (loss) before cumulative effect
   of a change in accounting principle........            12,993     16,018      (6,410)     (27,005)        (21,330)
Cumulative effect of a change in accounting
   principle (1)..............................                 0          0        (307)           0               0
Net income (loss) from operations.............           $12,993   $ 16,018    $ (6,717)   $ (27,005)     $  (21,330)

BASIC EARNINGS PER SHARE
Net income (loss) per share (2)...............           $  1.55   $   1.63    $  (0.71)   $   (2.86)     $    (2.24)
Weighted average number of ordinary
   shares outstanding.........................         8,383,482  9,814,101   9,480,356    9,434,219       9,519,972
DILUTED EARNINGS PER SHARE
Net Income (loss) per share assuming dilution (2)          $1.53      $1.63    $(0.71)       $(2.86)        $(2.24)
Weighted average number of ordinary
   shares outstanding assuming dilution.......         8,515,473  9,840,159   9,840,356     9,434,219      9,519,972

Dividends paid per ordinary share.............             $0.00      $0.12       $0.12         $0.12         $0.09

BALANCE SHEET DATA:
Total assets (3)..............................          $406,330   $649,641    $1,011,409  $1,139,007     $1,237,168
Long term debt................................                 0          0           0             0              0
Ordinary shares subject to redemption (4).....                 0          0           0             0              0
Total shareholders' equity....................           $83,103 $   97,632     $84,832       $56,879     $   35,505


(1) See Note 2(q) of Notes to the Consolidated Financial Statements for an explanation of the cumualtive effect of a change in accounting principle.

(2) See Note 2(l) of Notes to the Consolidated Financial Statements for an explanation of the methods used to determine Net Income per share.

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

Results of Operations For the Years Ended December 31, 2001, 2000 and 1999.

Net loss from operations for 2001 was $21.3 million, compared to 2000 net loss from operations of $27.0 million and 1999 net loss from operations of $6.7 million.

Net loss from continuing operations before discontinued segments for 2001 was $15.1 million, compared to a net loss from continuing operations before discontinued segments of $16.0 million in 2000 and net loss from continuing operations before discontinued segments of $4.8 million in 1999. The results for the year for continuing operations were affected by a number of different factors. The U.S. workers' compensation market, in which the Company conducts most of its business, remained a difficult environment in which to operate. The Company's risk-taking insurance segment recorded increased underwriting losses for the year, primarily arising from programs which were discontinued in 2000. The program business segment suffered increased losses for the year, primarily due to costs and provisions pertaining to the consolidation of its Dallas MGA with its Boca Raton MGA and a charge of $2.9 million for future losses that the Company projects it will pay in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the MGA's during 2000. The brokerage segment also recorded a loss for the period, primarily due to a significant decrease in business being brokered following the substantially diminished reinsurance capacity for workers' compensation business. The Company is continuing with its restructuring program begun in 1999 in an effort to reduce expenses and increase efficiencies. The Company also continued to suffer from continuing costs and provisions pertaining to reinsurance-related disputes in which the Company and others were involved during the year, including certain litigation.

                          REVENUES AND NET INCOME

                                                              For the Years Ended December 31,
                                                         ----------------------------------------
                                                              1999           2000           2001
                                                              ----           ----           ----
                                                                  (dollars in thousands)
    Revenues from continuing operations                  $   60,560       $  50,933      $  50,027
    Expenses from continuing operations                      67,963          69,432         66,438
                                                         ----------       ---------      ---------
    Loss before taxation                                     (7,403)        (18,499)       (16,411)
    Taxation from continuing operations                      (2,583)         (2,523)        (1,268)
                                                         -----------      ----------     ----------
    Net loss from continuing operations before
        discontinued segments                                (4,820)        (15,976)       (15,143)
    Net loss from discontinued segments                      (1,590)        (11,029)        (6,187)
                                                         -----------      ----------     ----------
    Net loss before cumulative effect of a change
        in accounting principle                              (6,410)        (27,005)       (21,330)
    Cumulative effect of a change in accounting
    principle                                                   307              --             --
                                                         ----------       ---------      ---------
    Net loss from operations                             $   (6,717)      $ (27,005)     $ (21,330)
                                                         ===========      ==========     ==========

    Net loss per Share - Basic                           $    (0.71)      $   (2.86)      $  (2.24)

    Net loss per Share assuming dilution                 $    (0.71)      $   (2.86)      $  (2.24)


Revenues from continuing operations of $50.0 million in 2001 represented a $0.9 million decrease versus 2000 revenues from continuing operations of $50.9 million, which were $9.7 million below 1999 revenues from continuing operations of $60.6 million. Net loss from operations of $21.3 million in 2001 compares to a net loss from operations of $27.0 million in 2000 and net loss from operations of $6.7 million in 1999. The decline in revenues from continuing operations in 2001 reflected the difficult market conditions in the brokerage and program business segments, which were partially offset by increased net premium volume written and earned in the insurance segment as the insurance segment retained more busines by reducing the amount of reinsurance purchased for its programs. Expenses from continuing operations, including insurance costs, of $66.4 million in 2001 represent a $3.0 million decrease from 2000 expenses from continuing operations of $69.4 million, which increased $1.4 million over 1999 expenses from continuing operations of $68.0 million. Insurance costs for the year 2001 increased to $26.9 million, compared to $22.6 million in 2000 and $10.1 million in 1999. The increase in insurance costs for the year was primarily due to the increase in net premiums earned.

Total expenses from continuing operations excluding insurance costs for the year 2001 were $39.5 million, versus $46.8 million in 2000 and $57.9 million in 1999. This decrease in expenses from continuing operations reflects the effects of the restructuring program begun in 1999, together with a general reduction in administrative costs as a result of reduced business volume. This decrease in expenses from continuing operations was partially offset by costs and provisions pertaining to its Dallas MGA. In a continuing effort to streamline operations and reduce ongoing costs, the Company consolidated its Dallas MGA office with its Boca Raton MGA office. The Company recognized restructuring costs of $1.1 million associated with this merger, and those expenses were charged to fourth-quarter and full-year results. Consistent with this decision, the Company wrote off $0.7 million of remaining goodwill associated with the Dallas MGA. Finally, there was a charge of $2.9 million for future losses that the Company projects it will pay in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the MGA's during 2000. In addition, expenses from continuing operations continued to be impacted by costs and provisions pertaining to reinsurance-related disputes in which the Company is involved, including certain litigation.

Basic net loss per share was $2.24 in 2001, as compared to basic net loss per share of $2.86 in 2000 and basic net loss per share of $0.71 in 1999. Diluted net loss per share was $2.24 in 2001, as compared to diluted net loss per share of $2.86 in 2000 and diluted net loss per share of $0.71 in 1999.


                     REVENUES AND NET INCOME BY SEGMENT

                                                Revenues                        Income (loss) before tax
                                    For the Years Ended December 31,        For the Years Ended December 31,
                                    --------------------------------        --------------------------------
                                      1999         2000        2001         1999           2000          2001
                                      ----         ----        ----         ----           ----          ----
                                         (dollars in thousands)                  (dollars in thousands)
CONTINUING OPERATIONS:
Insurance                            $12,557     $23,532     $29,900      $(2,139)      $ (5,046)   $  (2,597)
Program Business                      22,444      15,337      11,371       (2,716)        (5,057)      (7,621)
Brokerage                             24,879      11,190       5,845        2,706         (4,838)      (4,283)
Other                                  680           874       2,911       (5,749)        (3,558)      (1,910)
                                     -------     -------     -------      --------      ---------   ----------
Total                                $60,560    $ 50,933   $  50,027      $(7,898)      $(18,499)   $ (16,411)
                                     =======    ========   =========      ========      =========   ==========

DISCONTINUED OPERATIONS:
Underwriting management                4,123       1,598         599        1,812         (4,937)        (509)
Reinsurance                            3,138       1,738         (90)      (3,402)        (6,092)      (5,678)
                                     -------     -------     -------      --------      ---------   ----------
Total                                 $7,261      $3,336   $     509    $  (1,590)      $(11,029)   $  (6,187)
                                     =======    ========   =========      ========      =========   ==========


Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company. Insurance segment revenues of $29.9 million in 2001 represented an increase of $6.4 million from insurance segment revenues of $23.5 million in 2000, which reflected a $10.9 million increase from insurance segment revenues of $12.6 million in 1999. Gross written premiums were $40.0 million in 2001, which represented a $21.4 million decrease from $61.4 million in 2000, which in turn reflected a $14.2 million increase from $47.2 million in 1999. Net premiums earned were $27.8 million in 2001, which represented a $9.3 million increase from $18.5 million in 2000, which was a $9.0 million increase from $9.5 million in 1999. Policy issuance fees were $0.5 million in 2001, which represented a $2.7 million decrease from $3.2 million in 2000, which was a $0.7 million increase from $2.5 million in 1999. The increase in insurance segment revenues reflects an increase in net premium earned. Gross written premium decreased due to the decision to discontinue certain loss-making programs in 2000. Despite the decrease in gross premiums, net premiums written and earned increased as a result of reduced reinsurance ceded.

Loss before tax for the insurance segment of $2.6 million in 2001 represented an improvement of $2.4 million from loss before tax of $5.0 million in 2000, which in turn had increased $2.9 million from loss before tax of $2.1 million in 1999. The decreased loss before tax resulted from an improvement in losses incurred on business written.

The World Trade Center disaster of September 11, 2001 had an immaterial effect on the results of operations of Realm National and the Company for the year ended December 31, 2001.

Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $11.4 million in 2001 represented a decrease of $3.9 million from program business revenues of $15.3 million in 2000, which had decreased $7.1 million from program business revenues of $22.4 million in 1999. This decrease was due to reduced fee margins on programs and a reduction in program business volume due to management's decision to impose more selective underwriting conditions on continuing programs.

The program business segment loss before tax of $7.6 million in 2001 represented an increase in loss before tax of $2.1 million from loss before tax of $5.1 million in 2000, which had increased $2.4 million from loss before tax of $2.7 million in 1999. In a continuing effort to streamline operations and reduce ongoing costs, the Company consolidated its Dallas
MGA office with its Boca Raton MGA office. The Company recognized restructuring costs of $1.1 million associated with this merger, and those expenses were charged to fourth-quarter and full-year results. Consistent with this decision, the Company wrote off $0.7 million of remaining goodwill associated with the Dallas MGA. Finally, there was a charge of $2.9 million for future losses that the Company projects it will pay in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the MGA's during 2000.

Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Brokerage segment revenues of $5.8 million in 2001 represented a decrease of $5.4 million from brokerage segment revenues of $11.2 million in 2000, which had decreased $13.7 million from brokerage segment revenues of $24.9 million in 1999. This decrease in brokerage segment revenues was primarily the result of reduced business being brokered due to significantly diminished reinsurance capacity for workers' compensation business. In addition, the segment has been adversely affected by the disruption caused by widespread reinsurance market disputes and legal proceedings including those involving the Company.

The brokerage segment's loss before tax of $4.3 million in 2001 represented an improvement of $0.5 million from loss before tax of $4.8 million in 2000, which had decreased $7.5 million from income before tax of $2.7 million in 1999. The 2001 net loss reflects the decrease in revenues, which was offset by a decrease in brokerage segment expenses. Expenses for the segment continued to be impacted by significant costs and provisions associated with widespread reinsurance disputes involving the Company or its clients, including certain litigation.


Other
-----

Other revenues include primarily the Company's holding companies and other non-operating subsidiaries, as well as provisions against investments in non-consolidating affiliates. Other revenues of $2.9 million in 2001 represented an increase of $2.0 million from other revenues of $0.9 million in 2000, which in turn reflected an increase of $0.2 million from other revenues of $0.7 million in 1999. Loss before tax for the year was $1.9 million, compared to a loss before tax of $3.6 million in 2000 and income before tax of $5.7 million in 1999. The improvement in revenues and income from 2000 to 2001 was the result of a gain on sale of an investment of $1.1 million during the year, a write-back of a provision in an investment that was taken in the previous year, and partially offset by decreased interest income earned that was due to falling interest rates. The loss before tax for the year primarily reflects costs in respect of ongoing operating expenses.

Discontinued operations
-----------------------

Following a review of its operations in early 2001, the Company decided to discontinue its loss-making reinsurance and underwriting management segments effective December 31, 2000. In light of this decision, the Company took a charge against income in 2000 of $5.2 million to write off goodwill in respect of these operations.

The Company's discontinued underwriting management segment comprised companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. Underwriting management revenues of $0.6 million in 2001 represented a decrease of $1.0 million from underwriting management revenues of $1.6 million in 2000, which had decreased $2.5 million from underwriting management revenues of $4.1 million in 1999.

Underwriting management loss before tax of $0.5 million in 2001 represented an improvement of $4.4 million from loss before tax of $4.9 million in 2000, which in turn reflected a $6.7 million decrease from income before tax of $1.8 million in 1999. In view of the reduction in underwriting management revenues, the resulting net loss, and the ongoing business prospects for the segment, the Company decided to discontinue the underwriting management segment effective December 31, 2000. The net loss for the year 2000 reflects the decreased revenues, together with a write-off of associated goodwill following the decision to discontinue these operations.

The Company's discontinued reinsurance segment consisted of its reinsurance subsidiary, CIRCL. CIRCL primarily reinsured workers' compensation and property and general liability risks. Reinsurance segment revenues of ($0.1) million in 2001 represented a decrease of $1.8 million from reinsurance segment revenues of $1.7 million in 2000, which in turn had decreased $1.4 million from reinsurance segment revenues of $3.1 million in 1999. Net premiums earned of ($0.3) million in 2001 represented a decrease of $1.2 million from net premiums earned of $0.9 million in 2000, which in turn reflected a $1.5 decrease from net premiums earned of $2.4 million in 1999.

Reinsurance segment loss before tax of $5.7 million in 2001 represented an improvement of $0.4 million from loss before tax of $6.1 million in 2000, which in turn was a increase in loss of $2.7 million from loss before tax of $3.4 million in 1999. The primary reason for the loss before tax during 2001 was a strengthening of reserves on discontinued programs, together with an increase of $1.0 million in provisions against reinsurance recoveries. CIRCL has experienced substantial delays in collection of reinsurance recoverables from certain of its reinsurers. CIRCL therefore has established a provision in the amount of $8.0 million against reinsurance contracts with projected reinsurance recoverables of a total of $61.0 million. This provision has been included in the balance sheet as a reduction of paid losses recoverable from reinsurers and outstanding losses recoverable from reinsurers. The above increases in loss reserves caused CIRCL's shareholder equity to become negative in the third quarter of 2001. It is the Company's intention not to pay additional funds to CIRCL for losses it has incurred. CIRCL's insolvency, therefore, will not have a material effect on the consolidated financial position of the Company.


Liquidity and Capital Resources
-------------------------------

At December 31, 2001, the Company held cash and marketable securities of $46.6 million, compared to $76.0 million at December 31, 2000. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $33.8 million at December 31, 2001, compared to $39.0 million at December 31, 2000. These decreased cash balances reflect the slow-down in the Company's business activities for 2001, the impact of delays in receiving outstanding reinsurance recoveries, and the net loss for the year. Of the $46.6 million of cash and marketable securities held by the Company at year end, $29.4 million (2000--$49.3 million) was held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At December 31, 2001, the Company's investment portfolio (at fair market value) totalled $30.1 million (2000--$34.6 million). The portfolio consisted primarily of U.S. Treasury obligations, short-term cash and A-rated corporate debt securities.

During the year ended December 31, 2001, the Company's operating activities used $29.2 million of net cash, compared to using $7.8 million of net cash during 2000 and $4.1 million in 1999. The cash used by operating activities varies according to the Company's net loss and the timing of collections and payments of the Company's insurance and reinsurance balances. In light of continuing losses, the Company is continuing to review all operations and take steps to restructure those operations in an attempt to reduce cash usage.

The increase of $168.0 million in insurance and reinsurance balances receivable, and the corresponding increase of $141.3 million in insurance and reinsurance balances payable, primarily reflects the growth in clients' claims balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and underwriting management segment subsidiaries experienced a significant growth in client balances receivable and payable recorded at the end of the year, reflecting this accumulation of claims due from one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet.

The Company used $4.4 million during the year ended December 31, 1999 to repurchase 356,400 of its own shares on the open market.

Shareholders' equity decreased by $21.4 million, to $35.5 million, at December 31, 2001 from $56.9 million at December 31, 2000, due primarily to the net loss incurred for the year.

On February 14, 2002, the Company was advised by Nasdaq that it was not in compliance with certain Nasdaq Marketplace Rules, specifically those relating to the mimnimum bid price of the Company's Ordinary Stock and the minimum market value of its publicly held shares. The Company was further advised that it would have until May 15, 2002 within which to regain compliance with the Marketplace Rules, failing which the Company would be provided with written notification that its securities would be delisted. The Company would be able to appeal any such determination to the Nasdaq Listing Qualifications Panel. The Company has the option, prior to May 15, 2002, to apply to transfer its securities to The Nasdaq SmallCap Market, which application would have the effect of staying notification of delisting but, in the event that the Company's transfer application were not approved, notification of delisting would then be issued, again subject to a possible appeal. The Company cannot presently determine whether it will be in compliance with the applicable Marketplace Rules by May 15, 2002, and is evaluating the decision to file an application to transfer its securities to The Nasdaq SmallCap Market.

The Company had no outstanding debt at December 31, 2000 and 2001.

Critical accounting policies and estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for those transactions that are not yet complete or for which the ultimate effects cannot be precisely determined. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining the liability for outstanding losses and loss expenses, uncollectible insurance and reinsurance balances receivable and recoverable, and potential losses from litigation. Although some variability is inherent in these estimates, management believes the amounts provided for are adequate. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements; losses and loss expenses, and premiums written, assumed and ceded.

Losses and loss expenses; Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liability associated with the reinsured policy. Outstanding losses recoverable are shown separately on the consolidated balance sheets. The Company establishes reserves for losses and loss adjustment expenses related to reported claims on the basis of the evaluations of independent claims adjusters and the Company's own claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses. The Company's independent actuaries estimate claims and claim expenses arising for losses that have occurred but not yet been reported based upon the Company's and the insurance industry's experience, together with the statistical information with respect to the probable number and nature of such claims. The program business established an accrual in 2001 in connection with an indemnification to its major issuing company. While the liability is not included in loss reserves, it is based on losses and is subject to the same estimation processes discussed above. The Company believes that the provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred; however, such a provision is an estimate and may ultimately be significantly greater or less than the provision established. The Company has limited historical loss experience available to serve as a basis for the estimation of ultimate losses. It is possible that management will revise the estimate of outstanding losses and loss expenses in the future.

Premiums written, assumed and ceded; Premiums written and assumed are recorded on an accrual basis and included in income on a pro-rata basis over the life of the policies or reinsurance agreements to which they relate, with the unearned portion deferred in the consolidated balance sheets. Adjustment premiums arising from premium audits are recorded in the period in which they are determined. Reinsurance premiums ceded are similarly pro-rated over the terms of the reinsurance contract with the unearned portion being deferred in the consolidated balance sheets as deferred reinsurance premiums ceded.


Accounting Pronouncements
-------------------------

During 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the first quarter of 1999 was approximately $307 (net of tax of $188).

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement is an amendment of SFAS No. 133 with respect to the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company adopted this standard effective January 1, 2001, and it did not have a significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations, requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value, with any excess of cost over net assets assigned to goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations intiated after June 30, 2001. Use of the pooling-of-interest method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months. SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The reassessment must be completed prior to the first quarter of 2002. The provisions of SFAS No. 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001. All provisions of SFAS No. 142 will be applied beginning January 1, 2002, to goodwill and other intangible assets. Goodwill amortization totaled $928 in 2001, and the Company expects it would have approximated $150 in 2002 before application of the non-amortization provisions of this statement. The Company is in the process of assessing the impacts from the implementation of the other provisions of SFAS No. 142.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. SFAS No. 144, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company expects to adopt the provisions of the Statement January 1, 2002, and does not expect it to have a material impact on the Company's financial position or results from operations.


Note on Forward-Looking Statements
----------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, or any oral or written statements made by or on behalf of the Company, may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-K for a discussion of the factors that may cause actual results to differ from any results expressed or implied by these forward-looking statements.


Inflation
---------

The Company does not believe its operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of the Company's fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in the Company's operating expenses. However, the Company generally holds its fixed maturity investments to maturity and currently believes that an acceptable amount is included in the yield to compensate the Company for the risk of inflation. Any increase in the cost of settling claims should be offset by increases in investment income earned and, generally, an increase in operating expenses resulting from inflation should be matched by similar increases in investment income earned on the Company's general surplus funds.


ITEM 7A--MARKET RISK

The Company's investment portfolio is comprised of fixed-maturity investments, equity securities, and short-term investments. The Company's exposure to market risk is limited primarily to changing interest rates, primarily in the United States, as all fixed maturity investments are denominated in U.S. dollars. The fair value of the fixed-maturity investments at December 31, 2001 was $26.5 million. A change in interest rates will affect the fair value of the Company's investments and will lead to fluctuations in "Accumulated Other Comprehensive Income" on the balance sheet. The Company does not use derivative financial instruments to manage market risk in its portfolio.

The table below (expressed in millions of U.S. dollars) presents the par value amounts and related weighted average interest rates by year of maturity for the Company's U.S. dollar-denominated investment portfolio.


                            2002  2003   2004  2005   2006   2007  2008   2009  2010   2011   2014  2016   2028  2031   TOTAL
                            ----  ----   ----  ----   ----   ----  ----   ----  ----   ----   ----  ----   ----  ----   -----
Fixed Maturity Investments  0.2   3.1    3.7   3.7    1.6    2.1   2.8    1.7   2.1    1.5    0.4   0.5    0.5   0.9    24.8
($millions)                 ---   ---    ---   ---    ---    ---   ---    ---   ---    ---    ---   ---    ---   ---    ----
Weighted average
interest rate (%)           5.2   5.7    5.7   6.1    6.2    7.3   6.1    6.1   7.1    6.4    6.0   6.4    6.7   6.5    5.53
                            ---   ---    ---   ---    ---    ---   ---    ---   ---    ---    ---   ---    ---   ---    ----


Given the limited value of balances and transactions in foreign currencies, the Company's exposure to foreign currency movements is considered to be insignificant.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements and Related Notes:

                                                                         PAGE #
       Report of Independent Public Accountants........................       23
       Consolidated Balance Sheets.....................................       25
       Consolidated Statements of Income and Comprehensive Income......       26
       Consolidated Statements of Changes in Shareholders' Equity......       27
       Consolidated Statements of Cash Flows...........................       28
       Notes to Consolidated Financial Statements......................    29-50

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

We have audited the consolidated balance sheets of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP

Arthur Andersen LLP
New York, New York
March 18, 2002

                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 2000 AND 2001
                (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  2000          2001
                                                                                                --------      --------
                                   ASSETS
                                   ------
Marketable securities, at fair value (Note 6)
     Debt securities (amortized cost, 2000--$26,166, 2001--$24,263)......................   $    26,091   $    24,824
     Equity securities (cost, 2000--$2,567, 2001--$1,553)................................         2,636         1,704
     Short term investments (amortized cost, 2000--$5,887, 2001--$3,535).................         5,887         3,535
                                                                                            -----------   -----------
Total marketable securities..............................................................        34,614        30,063
Cash and cash equivalents (Note 4).......................................................        41,358        16,520
Fiduciary funds--restricted (Notes 4 and 5)..............................................        39,015        33,825
Insurance and reinsurance balances receivable (Notes 4 and 5)............................       872,666     1,040,649
Paid losses recoverable from reinsurers (Note 9) ........................................        26,254        24,558
Outstanding losses recoverable from reinsurers (Notes 9 and 10)..........................        81,219        66,851
Deferred acquisition costs...............................................................         2,033         3,591
Deferred reinsurance premiums ceded (Note 9).............................................        13,088         2,693
Deferred tax asset (Note 13).............................................................         5,783         6,193
Goodwill (Note 2(j)).....................................................................         1,969         1,041
Other assets (Note 7)....................................................................        16,060         8,411
Income taxes receivable (Note 13) .......................................................         1,113           740
Assets related to deposit liabilities (Note 8)...........................................         3,835         2,033
                                                                                            -----------   -----------
          Total assets...................................................................   $ 1,139,007   $ 1,237,168
                                                                                             ==========   ===========

                                      LIABILITIES
                                      -----------
Outstanding losses and loss expenses (Note 10)...........................................   $   114,503   $   106,762
Unearned premiums........................................................................        21,087        15,573
Deferred income..........................................................................         2,970         2,978
Insurance and reinsurance balances payable (Note 5)......................................       910,437     1,051,703
Funds withheld...........................................................................         1,565            60
Accounts payable and accrued liabilities.................................................        27,731        22,554
Deposit liabilities (Note 8).............................................................         3,835         2,033
                                                                                            -----------   -----------
          Total liabilities..............................................................     1,082,128     1,201,663
                                                                                            -----------   -----------

Commitments and Contingencies (Notes 17 and 20)

                                   SHAREHOLDERS' EQUITY
                                   --------------------
Share capital
   Authorized 20,000,000 ordinary shares of par value $0.25 each. Issued and fully paid
   9,963,372 ordinary shares (2000--9,963,372) (Note 11)..................................        2,466         2,491
Deferred compensation....................................................................            --           (50)
Additional paid in capital...............................................................        54,167        54,317
Accumulated other comprehensive income (loss)............................................           (29)          650
Retained earnings (deficit)..............................................................         5,932       (16,246)
                                                                                            -----------   -----------
                                                                                                 62,536        41,162
Less: Ordinary shares in treasury (2000--443,400, 2001--443,400) at cost (Note 11).........      (5,657)       (5,657)
                                                                                            -----------   -----------
          Total shareholders' equity.....................................................        56,879        35,505
                                                                                            -----------   -----------
          Total liabilities and shareholders' equity.....................................   $ 1,139,007   $ 1,237,168
                                                                                            ===========   ===========

                          The accompanying notes are an integral part of these statements





                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                         (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                        1999       2000       2001
                                                                     ---------  ---------  ---------
                                                                     (restated)
REVENUES
     Risk management fees (Note 2 (g))............................  $  47,111   $  26,965  $  16,506
     Net premiums earned (Note 9).................................      9,451      18,494     27,794
     Net investment income (Note 6)...............................      5,753       6,142      4,045
     Other income (loss) (Note 2(i))..............................     (1,755)       (668)     1,682
                                                                    ---------   ---------  ---------
          Total revenues..........................................      60,560     50,933     50,027
                                                                    ---------   ---------  ---------
EXPENSES
     Net losses and loss expenses incurred (Notes 2(f) and 10)....      6,965      17,160     21,540
     Acquisition costs (Note 2(e))................................      3,141       5,454      5,408
     Depreciation and amortization of capital assets (Note 2(k))..      1,594       1,442      1,172
     Amortization and write-down of goodwill (Note 2(g))..........        847       1,443        928
     Salaries and benefits........................................     25,450      19,688     17,782
     Other operating expenses.....................................     29,966      24,245     19,608
                                                                    ---------   ---------  ---------
          Total expenses..........................................     67,963      69,432     66,438
                                                                    ---------   ---------  ---------
LOSS FROM CONTINUING OPERATIONS BEFORE TAXATION...................     (7,403)    (18,499)   (16,411)
     Taxation (Note 13)...........................................     (2,583)     (2,523)    (1,268)
                                                                    ---------   ---------  ---------
NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED SEGMENTS..
                                                                       (4,820)   (15,976)   (15,143)
Discontinued segments (Note 3):
     Net loss from operations of discontinued segments............     (1,590)    (5,788)    (6,187)
     Net loss resulting from discontinuance of segments...........          -     (5,241)        --
                                                                    ---------   ---------  ---------
     Total net loss from discontinued segments....................     (1,590)   (11,029)    (6,187)
                                                                    ---------   ---------  ---------

NET LOSS FROM OPERATIONS BEFORE CUMULATIVE EFFECT
     OF A CHANGE IN ACCOUNTING PRINCIPLE..........................     (6,410)   (27,005)   (21,330)
     Cumulative effect of a change in accounting
     principle, net of tax (Note 2(q)) ...........................       (307)         -          -
                                                                    ---------   ---------  ---------

NET LOSS FROM OPERATIONS..........................................  $  (6,717)  $(27,005) $ (21,330)
                                                                    ---------   ---------  ---------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
     Unrealized holding gains  (losses) arising during
     the year (net of tax of $168, $111 and $89)..................       (716)       682        881
     Less: reclassification adjustments for realized losses (gains)
     included in net income (net of tax of ($169), $257 and $51)..        186       (500)      (202)
                                                                    ---------   ---------  ---------
     Other comprehensive income (loss), net of tax ...............       (530)       182        679
     Comprehensive loss...........................................  $  (7,247)  $(26,823) $ (20,651)
                                                                    =========   ========= ==========

NET LOSS PER SHARE (NOTE 14)
     Loss from continuing operations..............................  $   (0.51)  $    (1.69$    (1.59)
     Loss from discontinued segments..............................      (0.17)       (1.17)    (0.65)
     Cumulative effect of a change in accounting principle........      (0.03)         -          -
                                                                    ---------   ---------  ---------
     Net loss per share...........................................  $   (0.71)  $    (2.86) $  (2.24)
                                                                    =========   ========= ==========

NET LOSS PER SHARE ASSUMING DILUTION (NOTE 14)
     Loss from continuing operations..............................  $   (0.51)  $    (1.69$    (1.59)
     Loss from discontinued segments..............................      (0.17)       (1.17)    (0.65)
     Cumulative effect of a change in accounting principle........      (0.03)         -          -
                                                                    ---------   ---------  ---------
     Net loss per share...........................................  $   (0.71)  $    (2.86$    (2.24)
                                                                    =========   ========= ==========

                          The accompanying notes are an integral part of these statements



                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)


                                                                    1999       2000       2001
                                                                  --------- ---------- -------
Ordinary shares of par value $0.25 each
     Balance at beginning of year................................ $   2,466   $  2,466  $  2,466
     Issuance of restricted stock................................        --         --        25
                                                                  ---------   --------  --------
     Balance at end of year...................................... $   2,466   $  2,466  $  2,491
                                                                  ---------   --------  --------
Additional paid in capital
     Balance at beginning of year................................ $  54,167   $ 54,167  $ 54,167
     Issuance of restricted stock................................        --         --       150
                                                                  ---------   --------  --------
     Balance at end of year...................................... $  54,167   $ 54,167  $ 54,317
                                                                  ---------   --------  --------
Deferred compensation
     Balance at beginning of year................................ $      --   $     --  $     --
     Issuance of restricted stock................................        --         --      (175)
     Amortization during period..................................        --         --       125
                                                                  ---------   --------  --------
     Balance at end of year...................................... $      --   $     --  $    (50)
                                                                  ---------   --------  --------
Accumulated other comprehensive income (loss)
     Balance at beginning of year................................ $     319   $   (211) $    (29)
     Change in unrealized gain (loss)............................      (530)       182       679
                                                                  ----------  --------  --------
     Balance at end of year...................................... $    (211)  $    (29) $    650
                                                                  ----------  --------- --------
Retained earnings (deficit)
     Balance at beginning of year................................ $  41,914   $ 34,067  $  5,932
     Net loss....................................................    (6,717)   (27,005)  (21,330)
     Dividends...................................................    (1,130)    (1,130)     (848)
                                                                  ----------  --------- --------
     Balance at end of year...................................... $  34,067   $  5,932  $(16,246)
                                                                  ---------   --------  --------
Treasury stock
     Balance at beginning of year................................ $  (1,234)  $ (5,657) $ (5,657)
     Purchase of ordinary shares in treasury.....................    (4,423)        --        --
                                                                  --------------------  --------
     Balance at end of year...................................... $  (5,657)  $ (5,657) $ (5,657)
                                                                  ----------  --------- --------
     Total shareholders' equity.................................. $  84,832   $ 56,879  $ 35,505
                                                                  =========-  ========  ========

     Dividends paid per share were $0.12, $0.12 and $0.09 for the years ended December 31, 1999,
2000 and 2001, respectively.

                    The accompanying notes are an integral part of these statements



                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)
                                                                       1999     2000       2001
                                                                      ------   ------     ------

Operating activities
Net loss                                                              $(6,717) $(27,005) $(21,330)
Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization of capital assets................     1,674     1,503     1,203
    Amortization and write-down of goodwill........................       847     6,695       928
    Amortization of marketable securities..........................       104        93       (44)
    Net realized losses (gains) on sale of marketable securities...       355      (757)     (252)
    Writedown  of affiliates.......................................     2,018       --        --
    Losses on sale of capital assets...............................       120       184        69
    Amortization of deferred compensation..........................        --        --       125
Changes in operating assets and liabilities:
    Fiduciary funds................................................     7,066    17,814     5,190
    Insurance and reinsurance balances receivable..................   (352,451)(137,798) (167,982)
    Paid losses recoverable from reinsurers........................    (4,377)  (12,961)    1,696
    Outstanding losses recoverable from reinsurers.................   (25,121)   (7,951)   14,368
    Deferred acquisition costs.....................................       541      (288)   (1,558)
    Deferred reinsurance premiums ceded............................     2,567     3,056    10,396
    Other assets...................................................      (955)   (4,785)    6,741
    Income taxes receivable........................................    (2,600)    1,487       373
    Deferred tax asset.............................................    (1,565)   (2,314)     (411)
    Assets related to deposit liabilities..........................      (203)     (319)    1,802
    Outstanding losses and loss expenses...........................    27,018    21,369    (7,742)
    Unearned premiums..............................................    (4,078)      127    (5,514)
    Insurance and reinsurance balances payable.....................   336,432   135,548   141,266
    Funds withheld.................................................     8,221    (8,015)   (1,505)
    Accounts payable and accrued liabilities.......................     9,084     7,929    (5,177)
    Income taxes payable...........................................    (3,016)       --        --
    Deferred income................................................       703    (1,725)        9
    Deposit liabilities............................................       203       319    (1,802)
                                                                      -------   -------   --------
        Net cash used by by operating activities...................    (4,130)   (7,794)  (29,151)
                                                                      --------  --------  --------
Investing activities
    Purchase of capital assets.....................................    (2,265)   (1,072)     (511)
    Sale of capital assets.........................................     1,083       461       102
    Purchase of debt securities....................................   (24,509)      (58)  (20,808)
    Purchase of equity securities..................................    (3,555)   (2,102)       --
    Purchase of short-term investments, net........................     8,387    (4,631)    2,455
    Proceeds on sale of debt securities............................    11,469     3,319    22,958
    Proceeds on sale of equity securities..........................     2,349     3,659       965
    Purchase of subsidiaries, net of cash acquired.................      (735)       --        --
                                                                      --------  --------  -------
        Net cash (used) provided by investing activities...........    (7,776)     (424)    5,161
                                                                      --------  --------  -------
Financing activities
    Dividends......................................................    (1,130)   (1,130)     (848)
    Purchase of ordinary shares in treasury........................    (4,423)       --        --
                                                                      --------  --------  -------
        Net cash used by financing activities......................    (5,553)   (1,130)     (848)
                                                                      --------  --------  --------
Decrease in cash and cash equivalents..............................   (17,459)   (9,348)  (24,838)
Cash and cash equivalents at beginning of year.....................   $68,165   $50,706   $41,358
                                                                      --------  --------  --------
Cash and cash equivalents at end of year...........................   $50,706   $41,358   $16,520
                                                                      ========  ========  ========
Supplemental disclosure of cash flow information
        Cash paid (received) during the year for income taxes......   $ 1,959   $(1,563)  $  (606)
                                                                      ========  ========= ========

                          The accompanying notes are an integral part of these statements


                   STIRLING COOKE BROWN HOLDINGS LIMITED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999, 2000 AND 2001
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS,
                     EXCEPT SHARE AND PER SHARE DATA)

1.   GENERAL

Stirling Cooke Brown Holdings Limited was incorporated in Bermuda on December 12, 1995. Stirling Cooke Brown Holdings Limited and its majority-owned subsidiaries (collectively referred to as the "Company") provide insurance services and products. The Company provides its range of services and products to insurance and reinsurance companies, insurance agents, and insureds. The Company is involved primarily in the workers compensation, occupational accident and health and property/casualty insurance markets through its subsidiaries based in London, Bermuda and the United States. In January 1996, the Company acquired all the outstanding common shares of Realm Investments Ltd. in exchange for 1,999,980 of its newly issued ordinary shares. The Company also acquired, in September 1996, its own United States domiciled insurance company, Realm National Insurance Company ("Realm National"), which writes insurance business in the workers compensation and property/casualty insurance markets.

On December 2, 1997, the Company and certain selling shareholders consummated an initial public offering of 3,421,250 ordinary shares. Of these shares, 1,375,000 were sold by the Company and 2,046,250 were sold by selling shareholders. Net proceeds of $26,832 were received by the Company upon consummation of the initial public offering.

In early 2001, following a review of its operations, the Company decided to discontinue its reinsurance and underwriting management segments, as discussed in Note 3. In addition, the Company consolidated its Dallas, Texas Managing General Agency ("MGA") office with its Boca Raton, Florida MGA office, effective December 31, 2001.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The following are the significant accounting policies adopted by Stirling Cooke:

   a) Basis of presentation

These consolidated financial statements include the financial statements of Stirling Cooke Brown Holdings Limited and all of its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation. The results of a number of subsidiaries have been included from the dates of their acquisition.

   b) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for those transactions that are not yet complete or for which the ultimate effects cannot be precisely determined. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining the liability for outstanding losses and loss expenses, uncollectible insurance and reinsurance policies receivable and recoverable, and potential losses from litigation. Although some variability is inherent in these estimates, management believes the amounts provided for are adequate.

   c) Marketable securities

Marketable securities comprise investments in debt and equity securities and short-term investments. All investments are classified as available for sale in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value, with the difference between fair value and cost or amortized cost being recorded as accumulated other comprehensive income as a separate component of shareholders' equity, net of applicable deferred income taxes. Bond discounts and premiums are amortized over the remaining term of the securities. Such amortization is included as a component of net investment income in the consolidated statements of income. Realized gains and losses are determined on the basis of specific identification. Investment income is recorded as earned and accrued to the balance sheet date.

   d) Premiums written, assumed and ceded

Premiums written and assumed are recorded on an accrual basis and included in income on a pro-rata basis over the life of the policies or reinsurance agreements to which they relate, with the unearned portion deferred in the consolidated balance sheets. Adjustment premiums arising from premium audits are recorded in the period in which they are determined. Reinsurance premiums ceded are similarly pro-rated over the term of the reinsurance contract, with the unearned portion being deferred in the consolidated balance sheets as deferred reinsurance premiums ceded.

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

   f) Losses and loss expenses

Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable of $53,863, $50,040 and $25,272 for the years ended December 31, 1999, 2000 and 2001 respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liability associated with the reinsured policy. Outstanding losses recoverable are shown separately on the consolidated balance sheets.

The Company establishes reserves for losses and loss adjustment expenses related to reported claims on the basis of the evaluations of independent claims adjusters and the Company's own claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses. The Company's independent actuaries estimate claims and claims expenses arising for losses that have occurred but not yet been reported based upon the Company's and the insurance industry's experience, together with statistical information with respect to the probable number and nature of such claims. The Company believes that the provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred; however, such a provision is an estimate and losses may ultimately be significantly greater or less than the provision established. The Company has limited historical loss experience available to serve as a basis for the estimation of ultimate losses. It is possible that management will revise the estimate of outstanding losses and loss expenses in the future.

   g) Recognition of risk management fees

                                                       FOR THE YEARS ENDED
                                                       -------------------
                                                          DECEMBER 31,
                                                          ------------
                                                     1999      2000      2001
                                                    -------  --------  --------
    Brokerage fees and commissions...............   $24,577  $  8,920  $  4,771
    Managing general agency fees.................    10,164     8,974     6,240
    Program and captive management fees..........     2,298       483       151
    Loss control and audit fees..................     7,577     5,358     4,883
    Policy issuance fees.........................     2,495     3,230       461
                                                    -------  --------  --------
                   Total risk management fees....   $47,111  $ 26,965  $ 16,506
                                                    =======  ========  ========

    Underwriting management fees from
            discontinued segment.................   $ 3,900  $  1,281  $    599
                                                    =======  ========  ========


          (i) Brokerage fees and commissions are recorded and earned as premiums are billed since substantially all placement services have been provided at that time. Any subsequent adjustments, including adjustments due to policy cancellations, premium rate adjustments and profit commissions are recognized in risk management fees when advised by the client.

          (ii) Managing general agency fees are included within program business segment revenue and are reported net of commission expense to agents. These fees and are initially recorded as of the effective date of the related insurance policy and are recognized in income over the period of the underlying policy (which is typically one year). Fees for claims handling services are recognized in income over the period that services are performed in accordance with the Company's contractual obligations, typically ranging up to five years, based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon industry standards. Any subsequent adjustments, including adjustments due to policy cancellation and premium adjustments, are recorded when advised by the client or agent. The portion that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

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

          (iv) Loss control and audit fees are included within program business segment revenue, and comprise claims administration handling, loss and safety control fees and premium audit fees. Such fees are recorded as the fees are billed and are recognized in income over the period that services are performed in accordance with the Company's contractual obligations, typically ranging up to five years, depending on the type of service provided, and based on the Company's estimation of expected claims handling requirements in each accounting period. Such estimation is based upon industry standards. The proportion that will be earned in the future is deferred and reported as deferred income in the consolidated balance sheets.

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

   i) Investments in affiliates

The Company's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method if the Company is able to exert significant influence upon such companies. Other investments in affiliates are carried at cost. Investments in affiliates of $248 and $171 as of December 31, 2000 and 2001, respectively, are recorded in other assets. The Company's equity share in the net income of affiliates, for the years ended December 31, 1999, 2000 and 2001 was $Nil. In addition, for 1999, the Company recorded a write-down of $2,018 in Other income (loss) to recognize a decrease in the value of several of its equity holdings. Dividends received from affiliated companies were $Nil during 1999, 2000 and 2001.

   j) Goodwill

Goodwill in the amounts of $1,969 and $1,041 at December 31, 2000, and 2001, respectively, represents the excess of purchase price over fair value of net assets acquired. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally 5 to 20 years. Accumulated amortization at December 31, 2000 and 2001 was $9,399 and $10,327, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The Company consolidated its Dallas, Texas Managing General Agency ("MGA") office with its Boca Raton MGA office effective December 31, 2001. In light of this decision, the Company took a charge of $654 against operations in 2001 in respect of a write-off of goodwill. In addition, following a review of its operations, the Company decided on March 6, 2001 to discontinue its reinsurance and underwriting management segments. In light of this decision and following a comprehensive review of the value of all of its intangible assets, the Company took a charge against operations in the year 2000 in respect of the write-off of a significant portion of its goodwill. The write-off of goodwill, together with the annual amortization, resulted in a total charge against operations for the year 2000 of $6,695, the majority of which related to the write-off of goodwill in respect of discontinued segments.

   k) Capital assets and depreciation

Capital   assets  are  stated  at  cost  less   accumulated   depreciation.
Depreciation is calculated using the straight-line method over four to five years, which are the estimated useful lives of the related assets.

   l) Earnings (loss) per share

Earnings (loss) per share have been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Net income (loss) per share is calculated by dividing income (loss) available to ordinary shareholders by the weighted average number of ordinary shares outstanding. Shares held in treasury are not considered outstanding for purposes of the computation. Net income (loss) per share assuming dilution is computed by dividing income available to ordinary shareholders by the weighted average number of ordinary shares and potentially dilutive securities such as stock options. During the years 1999, 2000 and 2001 stock options were not included in the calculation as the effect would be anti-dilutive.

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

   n) Foreign exchange

The United States Dollar is the Company's functional currency. Foreign currency monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date. Fixed assets and deferred income are translated at their historical exchange rates. Foreign currency revenues and expenses are translated at exchange rates in effect at the date of the transaction. Net exchange losses of ($117), ($392) and ($333) were recorded for the years ended December 31, 1999, 2000 and 2001, respectively.

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

   q) Accounting pronouncements

During 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". The accounting guidance of this SOP requires that the costs of start-up activities be expensed as incurred and any costs that are carried as an asset prior to adoption of SOP 98-5 would be written off by reporting a cumulative effect of a change in accounting principle in the statement of income as of January 1, 1999. The cumulative effect of a change in accounting principle that was recorded in the statement of income for the first quarter of 1999 was approximately $307 (net of tax of $188).

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations, requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months. SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The reassessment must be completed prior to the first quarter of 2002. The provisions of SFAS No. 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001. All provisions of SFAS No. 142 will be applied beginning January 1, 2002, to goodwill and other intangible assets. Goodwill amortization totaled $928 in 2001, and the Company expects it would have approximated $150 in 2002 before application of the non-amortization provisions of this statement. The Company is in the process of assessing the impacts from the implementation of the other provisions of SFAS No. 142.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. SFAS No. 144, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company expects to adopt the provisions of the Statement January 1, 2002, and does not expect it to have a material impact on the Company's financial position or results from operations.

   r) Reclassifications

Certain amounts in 1999 and 2000 have been reclassified to conform with the current-year presentation. These reclassifications had no impact on net income or shareholders' equity.

3.   DISCONTINUED OPERATIONS

Following a review of its operations, the Company decided on March 6, 2001 to discontinue its reinsurance and underwriting management segments and put these segments into run-off.

The Company's reinsurance segment consists of its reinsurance subsidiary, Comp Indemnity Reinsurance Company Limited ("CIRCL"). CIRCL primarily reinsured workers' compensation and property and general liability risks. Management determined in early 1999 to cease underwriting new programs in the reinsurance segment due to unfavourable results, and for this reason, a number of exisiting contracts were not renewed for the 1999 year. During 2000, further losses were realized in this segment, primarily due to a strengthening of reserves on discontinued programs, together with an increase in provisions against reinsurance recoveries. Due to the history of operating losses for the segment, together with the cessation of writing new programs, the Company decided to completely discontinue the segment and place the operation into run-off. At December 31, 2001, reinsurance segment assets were primarily cash and cash equivalents, insurance and reinsurance balances receivable, and paid and outstanding losses recoverable from reinsurers. Segment liabilities were primarily insurance and reinsurance balances payable, and outstanding losses and loss expenses.

The Company's underwriting management segment is comprised of companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. Since 1999, the underwriting management segment has experienced a significant reduction in business written, which has led to decreasing revenues over the period. In view of the reduction in revenues, the resulting loss, and the ongoing business prospects for the segment, the Company decided to discontinue the segment and place the operation into run-off. At December 31, 2001, underwriting management segment assets were primarily cash and cash equivalents, and insurance and reinsurance balances receivable. Segment liabilities were primarily insurance and reinsurance balances payable.

As a result of the planned run-off of operations of the underwriting management and reinsurance segments, the operating results of the underwriting management and reinsurance segments in the accompanying financial statements have been reported as discontinued operations for all periods presented, and, accordingly, the operating results for periods prior to 2000 have been restated.

4.   LETTERS OF CREDIT AND ASSETS HELD IN TRUST

In the normal course of insurance and reinsurance operations the Company's bankers have issued letters of credit totaling $14,609 and $7,629 at December 31, 2000 and 2001, respectively in favor of ceding insurance companies. At December 31, 2000 and 2001, $14,609 and $7,629, respectively, of cash and cash equivalents were pledged as collateral for these letters of credit.

One of the Company's subsidiaries was registered with the Society of Lloyd's as a registered Lloyd's Broker. Until July 3, 2000, as required by Lloyd's Brokers Byelaw (No. 5 of 1988), the subsidiary entered into a trust deed under which all insurance broking account assets were subject to a floating lien held in trust for the Society of Lloyd's for the benefit of the insurance creditors. With effect from July 3, 2000, in common with all Lloyd's Brokers, the security held under the trust deed was released as a result of changes to Lloyd's Distribution Policy enacted by Lloyd's Regulatory Bulletin dated May 31, 2000.

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

Insurance balances receivable of $1,039,012 (2000 -- $872,666) and payable of $1,051,703 (2000 -- $910,437) primarily consist of clients' claims and premiums balances recorded by the Company in its capacity as an intermediary. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and discontinued underwriting management segment subsidiaries have experienced a significant growth in claims due from one party to another. These balances are reflected as assets and liabilities of the Company in its role as an intermediary.

6.   MARKETABLE SECURITIES

     a) The cost or amortized cost and estimated fair value of marketable securities held as 'available for sale' are as follows:

                                                                             DECEMBER 31, 2000
                                                                -------------------------------------------
                                                                    COST/     GROSS     GROSS     ESTIMATED
                                                                  AMORTIZED UNREALIZED  UNREALIZED   FAIR
                                                                    COST     GAINS      LOSSES      VALUE
                                                                    ----     -----      ------      -----
U.S. Treasury securities and obligations of U.S. Government
   agencies  ...................................................   $  8,010   $    69   $     2   $ 8,077
Foreign government..............................................         30       --        --         30
Obligations of states and political subdivisions................      6,624        37         9     6,652
Corporate securities............................................     11,502        22       192    11,332
                                                                   --------   -------   --------  -------
Debt securities.................................................     26,166       128       203    26,091
Equity securities...............................................      2,567       117        48     2,636
Short-term investments..........................................      5,887       --        --      5,887
                                                                   --------   -------   -------   -------
          Total.................................................   $ 34,620   $   245   $   251   $34,614
                                                                   ========   =======   ========  =======

                                                                             DECEMBER 31, 2000
                                                                  ---------------------------------------
                                                                    COST/     GROSS     GROSS     ESTIMATED
                                                                  AMORTIZED UNREALIZED UNREALIZED  FAIR
                                                                     COST     GAINS     LOSSES    VALUE
                                                                     ----     -----     ------    -----
U.S. Treasury securities and obligations of U.S. Government
   agencies  ...................................................   $  3,492   $   111   $    --   $ 3,603
Foreign government..............................................         30       --        --         30
Obligations of states and political subdivisions................      3,568        74        --     3,642
Corporate securities............................................     17,174       411        36    17,549
                                                                   --------   -------   --------  -------
Debt securities.................................................     24,264       596        36    24,824
Equity securities...............................................      1,553       151       --      1,704
Short-term investments..........................................      3,535       --        --      3,535
                                                                   --------   -------   -------   -------
          Total.................................................   $ 29,352   $   747   $    36   $30,063
                                                                   ========   =======   ========  =======


Deferred tax liabilities of $24 and $61 at December 31, 2000 and 2001, respectively, have been provided against unrealized gains on marketable securities held as "available for sale", which have been presented net as accumulated other comprehensive income within shareholders' equity.

     b) The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          DECEMBER 31, 20001
                                                       ------------------------
                                                       AMORTIZED   ESTIMATED
                                                       ---------   ---------
                                                          COST     FAIR VALUE
                                                          ----     ----------
            Due in one year or less..................         $182        $183
            Due after one year through five years....       11,712      12,077
            Due after five years through ten years...       10,031      10,189
            Due after ten years through twenty years.        2,339       2,375
                                                      ------------------------
                                                           $24,264     $24,824

     c) Proceeds from sales of investments in debt securities during 2000 and 2001 were $3,319 and $22,958, respectively. Proceeds from sales of investments in equity securities during 2000 and 2001 were $3,659 and $965, respectively. There were $27 of realized losses and $784 of realized gains during 2000. There were $110 of realized losses and $362 of realized gains during 2001.

     d) At December 31, 2000 and 2001, debt securities having an amortized cost of $1,630 and $1,600, respectively, were on deposit with government authorities as required by law.

     e)  At  December  31,  2000  and  2001,   there  were  no   individual
investments, other than investments in U.S. Government securities, which exceeded 10% of shareholders' equity.

     f) Net investment income by source, including realized gains and losses, is as follows:

                                                 1999                      2000                      2001
                                               --------                  --------                  --------
                                        Continuing  Discontinued  Continuing  Discontinued  Continuing  Discontinued
                                        operations  operations    operations  operations    operations  operations
                                        ----------  ------------  ----------  ------------  ----------  ------------
       Debt securities..................   $ 1,488     $  --       $1,438      $   --        $2,030      $   --
       Equity securities................      (166)       --          955          --           173          --
       Cash, cash equivalents and
          short-term investments........     4,576       961        3,728       1,201         1,766         187
       Other        ....................        13        --           91          --           175          --
                                           -------     -----       ------      ------        ------      ------
       Total investment income..........     5,911       961        6,212       1,201         4,144         187
       Less applicable expenses.........       158        --           70          --            99          --
                                           -------     -----       ------      ------        ------      ------
           Net investment income........   $ 5,753     $ 961       $6,142      $1,201        $4,045      $  187
                                           =======     =====       ======      ======        ======      ======

7. CAPITAL ASSETS

Included within other assets are capital assets as follows:

                                          2000                            2001
                                         ------                           ----
                                    ACCUMULATED  NET BOOK              ACCUMULATED  NET BOOK
                            COST   DEPRECIATION   VALUE       COST     DEPRECIATION  VALUE
                           ------  ------------   -----      ------    ------------  -----
Furniture and fixtures...  $  2,052    $1,239    $   813    $  2,117      $1,473   $   644
Computer equipment.......     3,933     2,507      1,426       3,761       2,846       915
Office equipment.........       828       609        219         730         624       106
Motor vehicles...........       453       281        172         275         176        99
                           --------    ------    -------    --------      ------   -------
          Total..........  $  7,266    $4,636    $ 2,630    $  6,883      $5,119   $ 1,764
                           ========    ======    =======    ========      ======   =======


8.   DEPOSIT LIABILITIES AND RELATED ASSETS

Certain of the Company's reinsurance contracts, referred to as rent-a-captive programs, do not satisfy the conditions for reinsurance accounting as the maximum exposure to loss is fully funded by premium, cash and other collateral and indemnity agreements. Accordingly, these contracts are accounted for as deposit liabilities. The assets related to these programs represent funds under management as the insured retains the risks and rewards of ownership. Such assets are recorded as assets related to deposit liabilities in the consolidated balance sheets. These assets comprised cash and short-term deposits at December 31, 2000 and 2001. The Company receives a fee based on a percentage of premiums written and investment income earned for structuring and providing ongoing management of the programs.

In addition, deposit liabilities and related assets include $2,629 and $1,664 of deposits received from customers as security for the timely payment of premiums for workers' compensation insurance at December 31, 2000 and 2001, respectively. The deposit is restricted from use by the Company, and is the property of the customer. The deposit is refunded to the customer after the policy expires or is canceled and all claims related to the insurance policy have been settled. The interest income earned by these restricted deposit accounts is the property of the customer, and is therefore excluded from the Company's operating results.


9.   REINSURANCE ASSUMED AND CEDED

The Company accounts for reinsurance assumed and ceded in accordance with SFAS 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". Net premiums earned are the result of the following:

                                              1999                    2000                   2001
                                             ------                  ------                 ------
                                     CONTINUING DISCONTINUED CONTINUING  DISCONTINUED CONTINUING DISCONTINUED
                                     OPERATIONS  OPERATIONS  OPERATIONS   OPERATIONS  OPERATIONS  OPERATIONS
                                     ----------  ----------  ----------   ----------  ----------  ----------
    Premiums written.................   $47,216    $    --    $53,849      $    --    $32,154     $    --
    Premiums assumed.................        --      2,952      7,546          321      7,816         272
    Change in unearned premiums......     2,640      1,749     (1,082)         851      5,421          --
                                        -------    -------    --------     -------    -------     -------
    Premiums earned..................    49,856      4,701     60,313        1,172     45,391         272
                                        -------    -------    -------      -------    -------     -------
    Premiums ceded...................    38,308      1,832     39,182         (100)     7,201         620
    Change in deferred reinsurance
        premiums ceded...............     2,097        470      2,637          419     10,396          --
                                        -------    -------    -------      -------    -------     -------
    Net premiums ceded...............    40,405      2,302     41,819          319     17,597         620
                                        -------    -------    -------      -------    -------     -------
    Net premiums earned..............   $ 9,451    $ 2,399    $18,494      $   853    $27,794     $  (348)
                                        =======    =======    =======      =======    =======     ========


The Company, in the ordinary course of business, reinsures certain risks with other companies. Such arrangements serve to enhance the Company's capacity to write business and limit the Company's maximum loss on large or more hazardous classes of risks.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The Company has experienced substantial delays in collection of reinsurance recoverables from certain of its reinsurers. Realm National, a subsidiary of the Company, has commenced arbitration against two of these reinsurers. Management believes that approximately $9,342 and $10,537 of paid and outstanding losses recoverable from reinsurers for 2000 and 2001 respectively may prove uncollectible and has established a provision for doubtful recoveries accordingly. This provision of $9,342 for 2000 and $10,537 for 2001 against reinsurance recoveries of $34,964 in 2000 and $34,281 in 2001 represents management's best estimate at this time of a shortfall in recoveries. This provision is included in the balance sheet as an offset against paid and outstanding losses recoverable from reinsurers. The provision is an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or less than the provision established. It is possible that management will revise this estimate in the future. Any subsequent differences arising will be recorded in the period in which they occur.

At December 31, 2000 there were amounts due from seven reinsurers that totaled $82,383, each in excess of 10% of the Company's shareholders' equity. At December 31, 2001 there were amounts due from twelve reinsurers that totaled $100,521, each in excess of 10% of the Company's shareholders' equity. These reinsurers are rated `Superior' by A.M. Best.

The Company recognizes reinsurance recoveries when the associated loss is booked.

Realm National is a property and casualty insurance company, and writes principally workers compensation, commercial fire, allied lines, and general liability.

Realm National ceded business to reinsurance companies for the following programs:

With respect to 1999 and prior years, one of the programs was subject to quota share reinsurance whereby Realm National retained 25% of the first $1,000 on any one risk and purchased excess of loss per occurrence reinsurance for limits above $1,000. A portion of Realm National's retention under its quota share treaties was further protected through the use of excess coverage that reduced Realm National's net retention to under $20 on any one risk. In addition, Realm National purchased excess of loss reinsurance above the quota share treaty with limits of at least $100,000. For the year 2000, Realm National purchased excess of loss reinsurance above $250. The excess of Loss limit was $50,000. In addition, Realm National purchased an 80% quota share reinsurance cover to further protect the $250 net retention that reduced Realm National's net retention to $50. In 2001, Realm National purchased excess of loss reinsurance above $250. The excess of loss limit was $50,000.

With respect to its other main workers' compensation program for 1998 and prior, the business was subject to quota share reinsurance whereby Realm National retained 25% of the first $1,000 on any one risk and purchased excess of loss per occurrence reinsurance for limits above $1,000. A portion of Realm National's retention under its quota share treaties was further protected by excess coverage that reduced Realm National's net retention to under $3 on any one risk. In addition, Realm National purchased excess of loss reinsurance above the quota share treaty with limits of $100,000 or higher. For the years 1999 and 2000 Realm National purchased excess of loss reinsurance above $1,000 up to limits of $50,000. In addition, Realm National purchased a 75% reinsurance cover to further protect part of the $1,000 net retention. This business was substantially reduced in 2001 as it was put into runoff. Catastrophy coverage in excess of $1,000 was purchased.

Realm National writes property business and purchased a property reinsurance program related to 2000 and prior years whereby it retained 25% of the first $1,000 on any one risk and purchased facultative reinsurance for limits above $1,000. In addition, Realm National's net retention was further protected with excess catastrophe limits to $10,000.

With respect to its general liability risks prior to 2000, Realm National purchased a reinsurance program whereby it retained 25% of the first $300 on any one risk and purchased facultative per-risk excess reinsurance for limits above $300. In 2000 and 2001, Realm National retained the first $300 for any one loss and purchased an excess-of-loss treaty providing limits of $700 excess of $300.

Due to the diminished availability of cost-effective reinsurance during 2000 and 2001, Realm National decreased the level of reinsurance it purchased on its programs, resulting in a greater retention of premium but also a greater exposure to the underwriting risk on those programs. Further, the events of September 11, 2001, have prompted reinsurers to restrict terms under their agreements, as they are no longer willing to provide automatic coverage for exposure of loss caused by acts of terrorism. Beginning in 2002, most reinsurance agreements now contain a specific exclusion for terrorism coverage. Simultaneously, two states (including New York, from which Realm National derives most of its business) have precluded primary insurance companies from exclusion of terrorism risk. As such, primary companies in those states are forced to carry the exposure alone. While the United States Federal Government and emerging reinsurance markets are exploring and introducing options for potential relief, management has adopted new guidelines in underwriting in an effort to measure and mitigate its exposure to loss.

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

CIRCL also assumed bodily injury, difference in conditions, and property risks through a general liability treaty covering risks in the construction industry. CIRCL's exposure under the reinsurance contracts assumed is limited in most instances to $250 per occurrence. In most instances, CIRCL further limited this exposure through the purchase of reinsurance covering losses in excess of $63 per occurrence. In addition, CIRCL purchased aggregate reinsurance with limits based on various percentages of original gross written premium income.

Management decided in early 1999 to cease underwriting any new programs in CIRCL due to unfavourable results, and a number of existing contracts were not renewed for the 1999 year. In early 2001, following a review of its operations, the Company decided to completely discontinue its reinsurance segment, as discussed in Note 3.

10.  OUTSTANDING LOSSES AND LOSS EXPENSES

Outstanding   losses  and  loss  expenses   relate  to  the  insurance  and
reinsurance activities of Realm National and CIRCL.

The changes in outstanding losses and loss expenses are summarized as follows:

                                          1999                  2000                  2001
                                          ----                  ----                  ----
                                Continuing Discontinued Continuing Discontinued Continuing Discontinued
                                operations operations   operations operations   operations operations
                                 ---------- ----------  ---------- ----------  ---------- ----------
   Balance beginning of year.....  $30,789    $35,328    $59,421    $33,714    $79,820    $34,683
   Less outstanding losses          27,048     21,098     53,050     20,217     62,857     18,362
        recoverable..............  -------    -------    -------    -------    -------    -------
   Net balance...................    3,741     14,230      6,371     13,497     16,963     16,321
                                   -------    -------    -------    -------    -------    -------
   Incurred related to:
        Current year.............    6,289      2,407     13,617        177     19,382         --
        Prior years..............      676      2,998      3,543      6,056      2,158      4,714
                                   -------    -------    -------    -------    -------    -------
        Total incurred...........    6,965      5,405     17,160      6,233     21,540      4,714
                                   -------    -------    -------    -------    -------    -------
   Paid related to:
        Current year.............    2,528        302      4,308         --      7,959         --
        Prior years..............    1,807      5,836      2,260      3,409      5,066      6,602
                                   -------    -------    -------    -------    -------    -------
             Total paid..........    4,335      6,138      6,568      3,409     13,025      6,602
                                   -------    -------    -------    -------    -------    -------
   Net balance...................    6,371     13,497     16,963     16,321     25,478     14,433
   Plus outstanding losses          53,050     20,217     62,857     18,362     54,029     12,822
        recoverable..............  -------    -------    -------    -------    -------    -------
        Balance at end of year...  $59,421    $33,714    $79,820    $34,683    $79,507    $27,255
                                   =======    =======    =======    =======    =======    =======


The adverse development during 2000 and 2001 on prior years in continuing operations primarily reflects the strengthening of loss reserves at the Company's U.S.-based insurance carrier relating primarily to two programs terminated in 2000.

The adverse development during 1999, 2000 and 2001 on prior years in discontinued operations primarily reflects the increase in provisions for doubtful reinsurance recoveries of 2.1 million in 1999, $2.4 million in 2000 and $1.0 million in 2001, as discussed in Note 9, as well as an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry.

11.  SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

The Company's authorized share capital at December 31, 2000 and 2001 comprised 20,000,000 ordinary shares of par value $0.25 each, of which 9,963,372 ordinary shares were issued and fully paid at December 31, 2000 and 2001. Outstanding shares at December 31, 2000 and 2001 were 9,519,972 and 9,519,972, respectively, which were net of 443,400 treasury shares at each date.

In December 1997, under a put and call option originally granted in April 1997, the Company purchased 40,000 ordinary shares for a total cost of $667. These shares were held as treasury stock at December 31, 2000 and 2001.

In October 1998, the Company purchased a further 47,000 of its ordinary shares on the open market for a total cost of $567. These shares were held as treasury stock at cost at December 31, 2000 and 2001.

In the first quarter of 1999, the Company purchased a further 356,400 of its ordinary shares on the open market for a total cost of $4,423. These shares were held as treasury stock at cost at December 31, 2000 and 2001.

Effective November, 2000, the Company issued 100,000 restricted shares to Mr. Stephen A. Crane. The shares issued are subject to certain transfer restrictions which lapsed with respect to 33 1/3% of these shares on the date of their issuance and 33 1/3% of these shares in November 2001.
Restrictions on the balance of the shares lapse in November 2002, contingent on Mr. Crane's continued employment with the Company.

12.  STOCK OPTIONS

Employees and directors have been granted options to purchase Ordinary Shares in the Company. These options have been issued as follows:


          On November 25, 1997 the Company granted 300,000 options to certain employees. The options have an exercise price of $22 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to November 25, 2007. At December 31, 2000 and 2001, 140,850 and 94,800 of these options remained outstanding. The balance of the options were forfeited.

          On October 26, 1999 the Company granted 285,000 options to certain officers and directors. The options have an exercise price of $2.31 per share, which reflected the market price of the shares on that date. The options vest ratably over a three-year period and may be exercised at any time prior to October 26, 2009. All of these options were outstanding at December 31, 2001.

          On March 7, 2000, the Company granted 25,000 options to an officer. The options have an exercise price of $3.25 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to March 7, 2010. All of these options were outstanding at December 31, 2001.

          On May 25, 2000, the Company granted 30,000 options to certain non-executive directors. The options have an exercise price of $2.50 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to August 8, 2010. All of these options were outstanding at December 31, 2001.

          On August 8, 2000, the Company granted 357,500 options to certain employees. The options have an exercise price of $2.0625 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to August 8, 2010. At December 31, 2000 and 2001, 337,500 and 312,500 of these options remained outstanding. The balance of the options were forfeited.

          On January 16, 2001, the Company granted 10,000 options to certain employees. The options have an exercise price of $1.38 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to January 16, 2011. All of these options were outstanding at December 31, 2001.

          On May 7, 2001 the Company granted 57,500 options to certain employees. The options have an exercise price of $1.42 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to May 7, 2011. All of these options were outstanding at December 31, 2001.

          On August 7, 2001, the Company granted 10,000 options to certain employees. The options have an exercise price of $2.00 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to August 7, 2011. All of these options were outstanding at December 31, 2001.


In accordance with the provisions of FASB Statement No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, recognizes compensation cost based on the intrinsic value of the options at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS 123, net loss and loss per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                                    1999       2000      2001
                                                                   ------     ------    ------
   Net loss--as reported.......................................   $(6,717) $(27,005)  $(21,330)
   Net loss--pro forma..........................................  $(6,606) $(27,170)  $(21,733)
   Net loss per share--as reported..............................  $ (0.71) $  (2.86)  $  (2.24)
   Net loss per share--pro forma................................  $ (0.70) $  (2.88)  $  (2.28)
   Net loss per share assuming dilution--as reported............  $ (0.71) $  (2.86)  $  (2.24)
   Net loss per share assuming dilution--pro forma..............  $ (0.70) $  (2.88)  $  (2.28)


These pro forma compensation costs may not be representative of those to be expected in future years due to the timing of option issuances and pro-ration of the corresponding compensation costs.

The weighted average fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following assumptions used:

                                                 1999        2000        2001
                                                 ----        ----        ----
       Expected dividend yield..........         4.5%    3.7-5.8%          0%
       Expected stock price volatility..       87.46%         92%         90%
       Risk-free interest rate..........        6.72%  6.07-6.64%  5.35-5.39%
       Expected life of options.........     10 years    10 years    10 years

The weighted average fair value of options granted during 2001 was $1.38 per share. The weighted average fair value of options granted during 2000 was $1.09 per share. The fair value of options granted during 1999 was $1.25 per share.

13.  TAXATION

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any such taxes being imposed the Company will be exempted from taxation until the year 2016.

Total income tax benefit attributable to income from continuing operations for the years ended December 31, 1999, 2000 and 2001 was allocated as follows:

                                                                       1999      2000      2001
                                                                      ------    ------    ------
       Taxation on loss from continuing operations.................  $(2,583)  $ (2,523)  $ (1,268)
       Tax effect of change in accounting method (Note 2(q)).......     (188)        --         --
                                                                     --------  --------   --------
                                                                     $ (2,771) $ (2,523)  $ (1,268)
                                                                     ========= =========  =========


Income tax benefit attributable to income from continuing operations consists of:

                                                        CURRENT      DEFERRED       TOTAL
                                                        -------      --------       -----
            Year ended December 31, 1999
                 U.S. Federal and State..............$ (1,377)    $    (1,432)  $   (2,621)
                 Foreign (U.K.)......................      38            --             38
                                                     ---------    -----------   ----------
                                                     $ (1,339)    $    (1,432)  $   (2,583)
                                                     =========    ============  ===========
            Year ended December 31, 2000
                 U.S. Federal and State..............$   (327)    $    (2,318)  $   (2,645)
                 Foreign (U.K.)......................     122            --            122
                                                     ---------    -----------   ----------
                                                     $   (205)    $    (2,318)  $   (2,523)
                                                     =========    ============  ===========
            Year ended December 31, 2001
                 U.S. Federal and State..............$   (740)      $    (528)  $   (1,268)
                 Foreign (U.K.)......................     --             --           --
                                                     ---------    -----------   ----------
                                                     $   (586)    $      (528)  $   (1,268)
                                                     =========    ============  ===========


Income tax benefit attributable to loss from continuing operations and change in accounting method was ($2,771), ($2,523) and ($1,268) for the years ended December 31, 1999, 2000 and 2001 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% and U.S. state tax at an effective rate of 2.64% to income before taxation as a result of the following:

                                                                        1999          2000        2001
                                                                       ------        ------      -----
            Computed expected tax benefit.........................   $(3,226)       $(10,040)    $(8,280)
            Foreign income not subject to US taxes................       420           5,933       2,088
            Foreign income subject to tax at foreign rates........         3               0         294
            Change in valuation allowance........................       --             1,800       3,951
            Miscellaneous permanent differences...................        21             (36)       (318)
            Deferred U.S. interest withholding tax...............        351               0           0
            State taxes...........................................      (340)           (180)       (361)
            Utilization of acquired net operating losses..........        (0)             (0)         (0)
                                                                     --------       ---------   ---------
            Actual tax benefit...................................    $(2,771)       $ (2,523)   $ (1,268)
                                                                     ========       =========   =========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 2001 are presented below:

                                                                                      2000      2001
                                                                                     ------    ------
            Deferred tax assets:
                 Deferred revenue.................................................    $  712    $  853
                 Discount on unearned premiums and outstanding loss reserves......     1,350     2,594
                 Deferred interest deductions.....................................        67        59
                 U.K. net operating loss carryforward.............................     1,800     2,624
                 Allowance for doubtful accounts..................................     1,714     2,559
                 Restructuring reserve............................................       164       411
                 U.S. federal and state net operating loss carryforward...........     2,173     4,096
                 Other............................................................        60        90
                                                                                      -------   ------
                                                                                       8,040    13,286
            Deferred tax liabilities:
                 Deferred policy acquisition costs................................      (411)   (1,196)
                 Unrealized investment gains......................................       (28)     (146)
                 Other............................................................       (18)       --
                                                                                      -------   -------
                 Net deferred tax asset...........................................     7,583    11,944
            Less valuation allowance..............................................    (1,800)   (5,751)
                                                                                      -------   -------
                 Adjusted net deferred tax asset..................................    $5,783    $6,193
                                                                                      =======   =======


A valuation allowance of $2,624 has been recorded as of December 31, 2001 ($1,800 at December 31, 2000) against the tax effect of losses in connection with the Company's U.K. operations. With respect to U.S. taxation, a valuation allowance of $3,127 has been recorded as of December 31, 2001, ($Nil at December 31, 2000) against the value of net operating loss carryforwards, as management believes that portions of the net operating loss carryforwards may not be utilized within the next five years. U.S. federal and state tax loss carryforwards in the amount of approximately $11,000 are available to offset future U.S. federal and state taxable income. The federal net operating loss carryforwards are scheduled to expire in 2020 and 2021.

As of December 31, 1999 the Company had not recognized a deferred tax liability for the undistributed earnings of its United States subsidiaries. (A 30% tax is generally imposed in the United States on dividends paid by United States corporations to non-United States shareholders). As of December 31, 2000 and 2001 the Company had no undistributed earnings of its U.S. subsidiaries on a consolidated basis. The deferred tax liability relating to these unremitted earnings, which is not recognized by the Company, is approximately $2,442, $Nil and $Nil at December 31, 1999, 2000, and 2001, respectively.

14.  EARNINGS PER SHARE

Earnings per share have been calculated in accordance with SFAS 128:

                                                                   1999          2000          2001
                                                                  ------        ------        ------
      Net loss..............................................    $   (6,717)   $  (27,005)   $  (21,330)
                                                                -----------   -----------   -----------
      Weighted average number of ordinary shares
         outstanding........................................     9,480,356     9,434,219     9,519,972
                                                                ----------    ----------    ----------
      Net loss per share....................................    $    (0.71)    $   (2.86)    $   (2.24)
                                                                ==========    ==========    ==========
      Loss available to ordinary shareholders...............    $   (6,717)   $  (27,005)   $  (21,330)
                                                                -----------   -----------   -----------
      Weighted average number of ordinary shares
         outstanding........................................     9,480,356     9,434,219     9,519,972
      Plus: incremental shares from assumed exercise of
         options............................................            --            --            --
                                                                ----------    ----------    ----------
      Adjusted weighted average number of ordinary
         shares outstanding.................................     9,480,356     9,434,219     9,519,972
                                                                ----------    ----------    ----------
      Net loss per share assuming dilution..................    $    (0.71)    $   (2.86)    $   (2.24)
                                                                ==========    ==========    ==========


Potential shares that are issued during a year are normally considered as outstanding throughout the year for purposes of calculating net income
(loss) per share assuming dilution unless a net loss is incurred, in which case the shares are considered anti-dilutive and are therefore excluded from the calculation. Due to losses in both continuing operations and total operations during 2000 and 2001, the anti-dilutive effect of the restricted share issuance described in Note 11 is excluded from the calculation of net loss per share assuming dilution.

See Notes 11 and 12 to the consolidated financial statements for further discussion of share capital and share option transactions.

15.  FINANCIAL INSTRUMENTS

   a) Fair value

The carrying values of all financial instruments, as defined by SFAS 107 and as recorded in the consolidated balance sheets, approximate their fair value. The Company does not have any significant off-balance-sheet financial instruments. The following methods and assumptions were used by the Company in estimating fair values:

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

The  Company  maintains  a  substantial   portion  of  its  cash  and  cash
equivalents in two financial institutions that the Company considers of high credit quality.

Concentrations of credit risk with respect to other financial instruments are to some extent limited due to the number of reinsurers, agents and customers comprising the Company's receivable base. At December 31, 2000 there were amounts due from seven reinsurers that totaled $82,383, and at December 31, 2001 there were amounts due from twelve reinsurers that totaled $100,521, as discussed in Note 9. At December 31, 2000 and 2001, management believes that approximately $9,342 and $10,537 of paid and outstanding losses recoverable from reinsurers may prove uncollectible and has established a provision for doubtful accounts accordingly, as discussed in Note 9.


   c) Forward foreign exchange contracts

The Company's functional currency is the U.S. dollar; however, as the Company operates internationally, it has exposure to changes in foreign currency exchange rates. These exposures include net cash inflows on non-U.S. dollar-denominated transactions.

To manage the Company's exposure to these risks, the Company enters into forward foreign exchange contracts in the currencies to which the Company is exposed. These contracts generally involve the exchange of one currency for another at some future date. The Company had one notional principal amount outstanding at December 31, 2000, relating to contracts to buy British Pounds Sterling in the future. This contract had a cost of $2,305, a fair value of $2,230, and an unrealized net loss of $70. The Company had no notional principal amounts outstanding at December 31, 2001 relating to contracts to buy British Pounds Sterling in the future. Net realized gains (losses) of $Nil, ($132) and $Nil have been recorded in the consolidated statements of income in respect of such contracts during the years ended December 31, 1999, 2000 and 2001, respectively.

16.  SEGMENTAL INFORMATION

     (a) The Company has three continuing business segments; Insurance, Program Business, and Brokerage. The insurance segment represents a subsidiary that underwrites and retains, subject to its own reinsurance, certain insurance and reinsurance risks, and its revenues include premiums earned on insurance polices, investment income and policy issuance fees. The program business segment comprises subsidiaries that market insurance products and manage programs developed by the Company. The brokerage segment comprises subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Other includes the Company's holding companies and group services companies. In early 2001, following a review of its operations, the Company decided to discontinue its reinsurance and underwriting management segments, as discussed in Note 3. Intercompany transactions are recorded under normal terms of trade. Adjustments and eliminations to revenue are in respect of intersegmental revenues that are eliminated at the consolidated level. Adjustments and eliminations of assets are primarily in respect of intersegmental insurance balances receivable that are eliminated at the consolidated level.

                                   DECEMBER 31, 1999                  DECEMBER 31, 2000                 DECEMBER 31, 2001
                                       Income                             Income                            Income
                                       (loss)                             (loss)                            (loss)
                            Revenues  before tax    Assets     Revenues  before tax   Assets     Revenues  before tax   Assets
                            --------  ----------    ------     --------  ----------   ------     --------  ----------   ------
CONTINUING OPERATIONS:
Insurance                    $12,557    $(2,139)   $ 112,916    $23,532   $ (5,046)  $ 130,621   $ 29,900   $ (2,597) $  123,784
Program business              22,444     (2,716)      34,927     15,337     (5,057)     29,201     11,371     (7,621)     24,596
Brokerage                     24,879      2,706      787,818     11,190     (4,838)    962,071      5,845     (4,283)  1,113,396
Other                            680     (5,749)      35,199        874     (3,558)     30,578      2,911     (1,910)     25,295
                             -------    --------  ----------    -------   ---------  ---------   --------   ---------  ---------
   Total from Continuing
       Operations             60,560     (7,898)     970,860     50,933    (18,499)  1,152,471     50,027    (16,411)  1,287,071

DISCONTINUED OPERATIONS:
Underwriting management        4,123      1,812       88,975      1,598     (4,937)     88,567        599       (509)    103,917
Reinsurance                    3,138     (3,402)      54,758      1,738     (6,092)     64,431        (90)    (5,678)     64,599
                             -------    --------  ----------    -------   ---------  ---------   --------   ---------  ---------
   Total from Discontinued
       Operations              7,261     (1,590)     143,733      3,336    (11,029)    152,998        509     (6,187)    168,516
Adjustments & eliminations        --          --    (103,184)        --         --    (166,462)        --         --    (218,419)
                             -------    --------  ----------    -------   ---------  ---------   --------   ---------  ---------
  Total from all operations  $67,821    $(9,488)  $1,011,409    $54,269   $(29,528)  $1,139,007   $50,536   $(22,598) $ 1,237,168
                             =======    ========  ==========    =======   =========  ==========   =======   ========= ===========


     (b)  Summarized  financial   information  by  geographic  location  of
          subsidiary for the years ended December 31, 1999, 2000 and 2001, is as follows:


REVENUES FOR THE                         Continuing operations
                                         ---------------------
YEAR ENDED
                                                       Adjustments          Discontinued
                                                            &               operations
                        Bermuda     U.K     U.S.A.   Eliminations Total     Bermuda   Consolidated
                        -------     ---     ------   ------------ -----     -------   ------------
   December 31, 1999      $6,094  $20,295  $34,582   $(411)       $60,560   $7,261       $67,821
   December 31, 2000       2,296    8,031   40,606       --        50,933    3,336        54,269
   December 31, 2001       1,939    5,171   42,917       --        50,027     509         50,536


IDENTIFIABLE ASSETS AT            Continuing operations               Discontinued  Adjustments
THE YEAR ENDED                    ---------------------               operations         &
                        Bermuda      U.K      U.S.A.      Total       Bermuda      eliminations  Consolidated
                        -------      ---      ------      -----       --------     ------------  ------------
   December 31, 1999     $90,931   $793,641  $151,671   $1,036,243    $146,061      $(170,895)    $1,011,409
   December 31, 2000      91,404    934,028   153,884    1,179,316     148,262       (188,571)     1,139,007
   December 31, 2001      54,350  1,107,982   143,702    1,306,034     168,516       (237,382)     1,237,168


     (c) The Company's Program Business subsidiaries market and manage insurance products and programs developed by the Company on behalf of independent insurance carriers. In addition, the Company, through its brokerage operations, provides additional business and services to certain of these independent insurance carriers in respect of these products and other insurance and reinsurance policies. For the years ended December 31, 1999, 2000 and 2001 revenues received from one independent insurance carrier accounted for approximately the following percentage of total revenues.

                                                     December 31,
                                           1999            2000        2001
                                           ----            ----        ----
     CONTINUING OPERATIONS:
     Insurance                               0%            17%          25%
     Program business                       70%            74%          92%
     Brokerage                              19%            14%          11%
     Other                                   0%             0%           0%
                                             --             --           --
        Total for continuing
           operations                       34%            33%          37%

     DISCONTINUED OPERATIONS:
     Underwriting management                91%           100%          62%
     Reinsurance                            72%            74%           0%
                                            ---            ---           --
        Total for Discontinued              83%            85%          73%
           operations                       ---            ---          ---
        Total for all operations            39%            37%          37%


The loss of this carrier could have a material adverse effect on the Company. However, the Company believes that, subject to market conditions, the availability of alternative underwriting capacity at Realm National and other independent insurance carriers would reduce the impact of such a loss.

17.  COMMITMENTS

Future minimum lease payments under non-cancelable operating property leases as at December 31, 2001 are as follows:

                    2002..................   $ 2,023
                    2003..................     1,795
                    2004..................     1,549
                    2005..................     1,060
                    2006..................       949
                    2007 and thereafter...     2,519
                                             -------
                                             $ 9,895

Total rental expense for continuing operations for the years ended December 31, 1999, 2000 and 2001, was $3,089, $1,854, and $2,175, respectively.
Total rental expense for discontinued operations for the years ended December 31, 1999, 2000 and 2001, was $114, $117, and $120, respectively.

Certain lease commitments are subject to annual adjustment, under escalation clauses, for real estate taxes and the landlord's operating expenses. Such adjustments will not be material to the Company.

18.  STATUTORY SURPLUS AND DIVIDEND RESTRICTIONS

The Company's ability to pay dividends is subject to certain restrictions, including the following:

          a) The Company is subject to a 30% withholding tax on certain dividends and interest received from its United States subsidiaries.

          b) Under New York law, Realm National may pay cash dividends only from earned surplus determined on a statutory basis. Further, Realm National is restricted (on the basis of the lower of 10% of statutory surplus at the end of the preceding twelve-month period, or 100% of the adjusted net investment income for the preceding twelve-month period) as to the amount of dividends it may declare or pay in any twelve- month period without the approval of the Insurance Department of the State of New York.

     No dividends were declared or paid from 1999 to 2001 due to its statutory basis accumulated deficit.

     Realm National's total capital and surplus and net income determined on a New York statutory basis are as follows:

                                                           2000       2001
                                                           ----       ----
      Total capital and surplus at December 31,.......   $14,116    $13,840
      Net income (loss) for year ended December 31,...   $(4,167)   $(4,558)

New York insurance law does not allow deferred tax assets to be carried as an admitted asset and included in statutory surplus. NAIC rules do allow the asset to be included in statutory surplus. Total capital and surplus was $14,699 at December 31, 2001 on the NAIC basis.

          c) The NAIC has a model law which establishes certain minimum risk-based capital ("RBC") requirements for property-casualty insurance companies. The RBC calculation serves as a benchmark for the regulation of insurance companies by state insurance regulators. The Authorized Control Level RBC is equal to 200% of the RBC requirement. Realm National total Adjusted Capital at December 31, 2001 was $13,840, compared to the Authorized Control Level RBC requirement of $5,265.

          d) The Company's Bermuda reinsurance subsidiary, CIRCL, is required by its license to maintain capital and surplus greater than a minimum statutory amount determined as the greatest of $1,000, a percentage of outstanding losses and loss expenses (net of reinsurance recoverable) or a given fraction of net written premiums. At December 31, 2000 and 2001, respectively, CIRCL was required to maintain a minimum statutory capital and surplus of $1,272 and $1,000. CIRCL is currently unable to meet this minimum statutory requirement.

     CIRCL's total surplus (deficit) and net loss determined on a Bermuda statutory basis is as follows:

                                                          2000       2001
                                                         ------     ------
        Total surplus (deficit) at December 31.......   $   752    $(4,333)
        Net loss for year ended December 31..........   $(5,641)   $(5,678)

CIRCL is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities. Certain categories of assets do not qualify as relevant assets under the statute. At December 31, 2000 and 2001, respectively, CIRCL was required to maintain relevant assets of at least $17,234 and $5,808. At those dates relevant assets were approximately $23,718 and $3,370 and the minimum liquidity ratio was therefore not met at December 31, 2001.

Increases in loss reserves caused CIRCL's shareholder equity to become negative in the third quarter of 2001, and CIRCL is therefore insolvent and remained insolvent at December 31, 2001. Additionally, as CIRCL has not met its two key statutory requirements, management of CIRCL have been in contact wtih the Regulators to fully apprise them of current and intended action. Detailed discussions have also been held with CIRCL's principal creditors regarding the insolvency and the various alternatives of action that may be taken. It is the Company's intention not to provide additional funds to CIRCL for losses it has incurred. CIRCL's insolvency, therefore, will not have a material effect on the consolidated financial position of the Company.

19.  RELATED PARTY TRANSACTIONS

Goldman, Sachs & Co. or certain of its affiliates maintained certain contractual relationships with the Company and provided investment banking services to the Company. Goldman, Sachs & Co. also provided investment management services to Realm National until December 31, 2000, pursuant to a Corporate Account Agreement dated December 24, 1996 and received customary fees and expenses of approximately $35 during 2000 and $Nil during 2001 for such services.

20.  CONTINGENCIES

(a) The trial in the proceedings which Sphere Drake Insurance Limited ("Sphere Drake") caused to be issued on February 29, 2000 in the London Commercial Court (equivalent to a civil complaint in U.S. jurisdictions) against two of the Company's U.K. subsidiaries, two former officers of those subsidiaries and others, is underway and currently is expected to conclude during the second quarter of 2002. Sphere Drake alleges, in substance, that each and every contract placed with it through its underwriting agent by the Company's U.K. broker subsidiary was commercially unreasonable. Sphere Drake further alleges that this was obvious to the broker and that, accordingly, the London Commercial Court should infer a conspiracy between the broker and the underwriting agent to defraud Sphere Drake, thereby allowing it to treat as void from the outset all of the inwards reinsurance contracts placed with Sphere Drake through its underwriting agent by the Company's broker subsidiary.

It is the opinion of management that the claims described in Sphere Drake's action are without merit and the case is being and will be defended vigorously.

(b) On December 6, 2001, the jury returned a verdict dismissing all of the claims asserted against the Company, together with one of its London subsidiaries and a former employee of that subsidiary, in a third party action in the New York State Supreme Court brought by AXA Reassurance S.A. ("AXA"). The verdict also encompassed all of the claims asserted against these same defendants by New Hampshire Insurance Company ("NHIC"). In that action, AXA had sought indemnity and damages resulting from its efforts to void reinsurance contracts entered into in connection with certain
"reinsurance-backed gap film financing" arrangements ("Film Finance Covers") brokered by the Company's London subsidiary. Certain claims in the action relating to other parties remain to be resolved by the Court, with the result that a final judgment subject to appeal has not yet been entered.

On July 2, 2001, the third-party complaint filed by defendant AXA Corporate Solutions (U.K.) Ltd. ("ACS") against the Company, one of its London subsidiaries and a former employee of that subsidiary (the "SCB Defendants") in an existing action originally brought by the insured Silicon Valley Bank was dismissed without prejudice. The third party complaint had alleged fraudulent and/or wrongful inducement to contract allegedly resulting in exposure to liability for claims under another Film Finance Cover brokered by the Company's London subsidiary. ACS filed a motion seeking reconsideration of that decision, which motion was denied by the Court on March 18, 2002. Two of the Company's London subsidiaries were served with a separate third-party complaint in this action alleging claims for fraudulent inducement, negligent misrepresentation and fraud and deceit by a different insurer defendant, NHIC. The London subsidiaries have entered into a tolling agreement with NHIC that will suspend for the time being the prosecution of NHIC's claims as well as the running of the statute of limitations pertaining thereto.

Two of the Company's London subsidiaries have been named as third party defendants in a federal court action instituted by Silicon Valley Bank in California involving a different Film Finance Cover. These subsidiaries also were named as defendants in a federal district court action by NHIC, which action has been dismissed without prejudice. The tolling agreement referred to above also applies to these claims.

Two of the Company's London subsidiaries, together with other unrelated parties, have been named as third-party defendants in an existing action in the New York State Supreme Court, filed on March 16, 2001 by NHIC. Each pleading alleges identical claims of fraudulent inducement and negligent misrepresentation against two of the Company's London subsidiaries in connection with another Film Finance Cover. A motion to dismiss has been made and is awaiting decision by the court.

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

(c) Several arbitration proceedings currently are pending in England between reinsurers and ceding insurers relating to reinsurance transactions involving the personal accident excess of loss market in London ("LMX") for the account years 1993, 1994, 1995, 1996, 1997 and 1998. Although neither the Company nor any of its broker subsidiaries is a party to any of these arbitrations, certain of the Company's subsidiaries acted as a reinsurance broker for ceding insurer clients that are parties to certain of the arbitrations.

In addition, the Company's reinsurance subsidiary is party to one of the LMX arbitrations. This particular arbitration has been dormant for some time.

The reinsurers generally have alleged that they sustained losses due to an "artificial" spiral in the LMX market, the existence of which, as well as other information, was not disclosed to them by the ceding insurers or their reinsurance brokers. In others, there are specific misrepresentation and non-disclosure allegations that are not of a generic nature. As a consequence, these reinsurers have asserted that they are no longer obliged to honor their reinsurance agreements and have suspended payment of claims.

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

The Company understands that awards already have been made in favor of the reinsurer in two arbitrations. However, based on the Company's understanding of the reasons given by the arbitration panels for their awards in favor of the reinsurer in two of those cases, the Company does not believe there is any valid basis for its ceding insurer clients in those cases to assert a claim against the Company or its broker subsidiaries. The Company has insufficient information to make a valid assessment in relation to the third.

With the exception of: (a) one inactive proceeding which the subsidiaries have been informed will be withdrawn; and (b) two related proceedings pending against certain subsidiaries of the Company, and certain current and former officers of these subsidiaries, each of which is in an early procedural stage, all judicial proceedings against the Company's subsidiaries relating to these matters have been stayed or held in abeyance pursuant to standstill agreements or court order.

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

A subsidiary of the Company has been notified of a potential claim by one of the parties to the 1994 Year of Account Settlement for the recovery of costs arising out of the settlement as well as for the costs and expenses incurred by the party in connection with its overall involvement in the LMX market. The subsidiary has denied any liability for this potential claim.

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

One result of this market disruption has been that certain reinsurers with whom the Company's broker subsidiaries placed business on behalf of ceding insurer clients suspended claims payments to those clients, as well as to the Company's insurance and reinsurance subsidiaries, in certain instances also claiming a right to rescind the reinsurance contracts. As a result, a number of arbitrations were commenced between Company clients and their reinsurers. The Company has endeavored consistently to provide support to its clients in connection with these proceedings. In one ongoing arbitration involving the Company's insurer subsidiary, Realm National, that company has succeeded in obtaining $4.8 million in interim relief from a reinsurer by order of the arbitration panel pending a final determination of the matters in issue, which is expected in the second quarter of the year.

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

21.  QUARTERLY FINANCIAL DATA--UNAUDITED

                                                     FIRST       SECOND      THIRD       FOURTH
                                                   QUARTER      QUARTER     QUARTER      QUARTER
                                                   -------      -------     -------      -------
YEAR ENDED DECEMBER 31, 2000
     Total revenues from continuing operations..     $ 15,285   $ 10,000     $13,546     $12,102
     Net loss                                          (1,022)    (2,206)     (2,556)    (21,221)
     Net loss per share.........................       (0.11)      (0.23)      (0.27)      (2.25)
     Net loss per share assuming dilution.......     $ (0.11)   $  (0.23)    $ (0.27)    $ (2.25)
YEAR ENDED DECEMBER 31, 2001
     Total revenues from continuing operations..     $ 11,421   $ 11,852     $12,686     $14,068
     Net loss                                          (1,929)    (2,276)     (5,854)    (11,272)
     Net loss per share.........................       (0.20)      (0.24)      (0.61)      (1.18)
     Net loss per share assuming dilution.......     $ (0.20)   $  (0.24)    $ (0.61)    $ (1.22)


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information required by this item is included in Part 1 of this Form 10-K.

The remainder of this item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. Such information is hereby incorporated by reference.


ITEM 11--EXECUTIVE COMPENSATION

This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. Such information is hereby incorporated by reference.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. Such information is hereby incorporated by reference.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of the  information  required  by this item is  included in Part 2,
Item 8 of this Form 10-K.

The remainder of this item is omitted because the information will be contained in a definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. Such information is hereby incorporated by reference.

                                  PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          EXHIBIT NO.                           DESCRIPTION
---------------------    -----------------------------------------------------

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

          11.            Statement of Computation of Per Share Earnings

          16. Letter of KPMG regarding change in certifying accountant (2)

          21.            Subsidiaries of the Company

          99.            Forward-Looking Information

          99.1           Letter to Commission Pursuant to Temporary Note 3T

(1) Incorporated by reference from Registration Statement on Form S-1 (No. 333-32995) of Stirling Cooke Brown Holdings Limited.

(2) Incorporated by reference from the Company's form 8-K filed April 28, 1999.

*Management Compensation


     (B)   REPORTS ON FORM 8-K.

           None.

     (C)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

           1.  Financial Statements

               Included in Part II--Item 8 of this report.

          2.   Index to Financial Statement Schedules

               Included in Part IV of this report:


                       ----------------------------------------------                             SCHEDULE
                                                                                                   NUMBER    PAGE
                                                                                                   ------    ----
               Report of Independent Accountants on financial statement schedules included
                  in Form 10-K.                                                                                 55
               Schedule of Investments excluding Investments in Related Parties as of
                  December 31, 2001                                                                       I     57
               Condensed Financial Information of Registrant as of and for the years ended
                  December 31, 1999, 2000 and 2001                                                       II  58-60
               Supplementary Insurance Information as of and for the years ended December
                  31, 1999, 2000 and 2001                                                               III     61
               Reinsurance for the years ended December 31, 1999, 2000 and 2001                          IV     62
               Valuation and Qualifying Accounts for the years ended December 31, 1999, 2000
                  and 2001                                                                                V     63
               Supplmental Information concerning Property-Casualty Insurance Operations for
                  the years ended December 31, 1999, 2000 and 2001                                       VI     64


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
Stirling Cooke Brown Holdings Limited

Under date of March 18, 2002, we reported on the consolidated balance sheets of Stirling Cooke Brown Holdings Limited and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements referred to above are included in
Item 8 of this Annual Report on Form 10-K for each of the three years in the period ended December 31, 2001. In connection with our audits of the three aforementioned consolidated financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the amounts included in the financial statement schedules fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Arthur Andersen LLP

Arthur Andersen LLP
New York, New York
March 18, 2002

                   STIRLING COOKE BROWN HOLDINGS LIMITED
      SCHEDULE OF INVESTMENTS EXCLUDING INVESTMENTS IN RELATED PARTIES
                                 SCHEDULE I

                                                                                       AMOUNT AT WHICH
                                                                                         SHOWN IN THE
                                                                                        BALANCE SHEET
                                                                               FAIR     ------------
                                                                    COST      VALUE    DECEMBER 31, 2001
                                                                  --------  ---------  -----------------
Fixed maturities
   Bonds:
     United States Government and government agencies and
        authorities..............................................   $3,492   $  3,603       $  3,603
     States, municipalities and political subdivisions...........    3,568      3,642          3,642
     Foreign governments.........................................       30         30             30
     All other corporate bonds...................................   17,174     17,549         17,549
                                                                    ------   --------       --------

          Total fixed maturities.................................   24,264     24,824         24,824
Equity securities
   Common stocks:
   Industrial, miscellaneous and other...........................    1,553      1,704          1,704
                                                                    ------   --------       --------

          Total equity securities................................    1,553      1,704          1,704
Short-term investments...........................................    3,535      3,535          3,535
                                                                    ------   --------       --------

          Total investments......................................   $29,352  $ 30,063       $ 30,063
                                                                    =======  ========       ========



                   STIRLING COOKE BROWN HOLDINGS LIMITED

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              PARENT COMPANY ONLY BALANCE SHEETS--SCHEDULE II

                         DECEMBER 31, 2000 AND 2001
 (Expressed in thousands of United States Dollars, except share and per share data)

                                                                                               2000       2001
                                                                                             --------   --------
Assets
     Cash and cash equivalents............................................................     $ 5,486   $ 5,566
     Due from subsidiaries................................................................      29,972    36,281
     Investments in subsidiaries..........................................................       7,529   (12,304)
     Other assets.........................................................................         322       (16)
     Marketable securities................................................................      14,065     6,789

          Total Assets....................................................................     $57,374   $36,316
                                                                                               =======   =======

Liabilities
     Accounts payable and accrued liabilities.............................................       $ 495   $   336
     Due to subsidiaries..................................................................                   475

          Total Liabilities...............................................................         495       811

Shareholders' equity
     Share capital
        Authorized 20,000,000 ordinary shares of par value $0.25 each issued and fully
          paid 9,963,372 ordinary shares..................................................       2,466     2,491
     Deferred compensation................................................................          --       (50)
     Additional paid in capital...........................................................      54,167    54,317
     Accumulated other comprehensive income (loss)........................................         (29)      650
     Retained earnings (deficit)..........................................................       5,932   (16,246)



                                                                                                62,536    41,162
     Less: ordinary shares in treasury (2000--443,400, 2001--443,400) at cost.............      (5,657)   (5,657)

          Total shareholders' equity......................................................      56,879    35,505

Total Liabilities and Shareholders' equity................................................     $57,374   $36,316
                                                                                               ======= --=======


                   STIRLING COOKE BROWN HOLDINGS LIMITED

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 PARENT COMPANY ONLY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME--SCHEDULE II

                YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             1999         2000          2001
                                                                            ------       ------        ------
REVENUES
     Net investment income...................................               $  1,717     $   1,370    $     960
                                                                            ---------    ----------   ---------
Total Revenues...............................................                  1,717         1,370          960
EXPENSES
     Salaries and benefits...................................                    536           746        1,173
     Other operating expenses................................                  3,178         7,230          933
                                                                            ---------    ----------   ---------

Total Expenses...............................................                  3,714         7,976        2,106
NET LOSS BEFORE EQUITY IN LOSS OF SUBSIDIARIES ..............                 (1,997)       (6,606)      (1,146)
Equity in loss of subsidiaries...............................                 (4,720)      (20,399)     (20,184)
                                                                            ----------   -----------  ----------

NET LOSS.....................................................               $ (6,717)    $ (27,005)   $ (21,330)
                                                                            ----------   -----------  ----------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Unrealized holding gains (losses) arising during
        the year (net of tax of $168, $111 and $89)                             (716)          682          881
   Less: reclassification adjustments for realized gains (losses)
        included in net income (net of tax of ($169), $257 and $51)              186          (500)        (202)
                                                                            --------  --------------------------
   Other comprehensive income (loss), net of tax                                (530)          182          679
                                                                            ---------    ---------    ---------
   COMPREHENSIVE LOSS                                                       $ (7,247)    $ (26,823)   $ (20,651)
                                                                            =========    ==========   ==========


                   STIRLING COOKE BROWN HOLDINGS LIMITED

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

         PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS--SCHEDULE II

                YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
 (Expressed in thousands of United States Dollars, except share and per share data)

                                                                         1999          2000         2001
                                                                        ------        ------       ------
OPERATING ACTIVITIES
     Net loss.........................................................  $ (6,717)    $(27,005)     $(21,330)
Items not effecting cash
     Amortization and write-off of goodwill...........................       373        5,977             0
     Amortization of marketable securities............................        10            8             3
     Amortization of deferred compensation............................         0            0           125
     Depreciation and amortization of capital assets..................        10           10             7
     Equity in loss of subsidiaries...................................     4,720       20,399        20,183
     Gain on sale of marketable securities............................      (143)           0          (102)
     Changes in non cash operating assets and liabilities
        Other assets..................................................       (80)         165           331
        Accounts payable and accrued liabilities......................       472         (226)         (159)
        Due to subsidiaries...........................................         0            0           475
                                                                        --------     --------      --------

          Net cash used by operating activities.......................    (1,355)        (672)         (467)

INVESTING ACTIVITIES
     Investments in subsidiaries......................................        15            6             0
     Due from subsidiaries............................................    (3,606)      (6,213)       (6,349)
     Dividends received from subsidiaries.............................     6,000            0             0
     Purchase of debt securities......................................   (11,156)           0             0
     Purchase of equity securities....................................    (1,000)      (2,000)            0
     Proceeds on sale of marketable securities........................     3,143        1,000         7,744
                                                                        --------     --------      --------

          Cash (used) provided by investing activities................    (6,604)      (7,207)        1,395

FINANCING ACTIVITIES
     Dividends........................................................    (1,130)      (1,130)         (848)
     Purchase of ordinary shares in treasury..........................    (4,423)           0             0
                                                                        --------     ---------     --------

          Cash used by financing activities...........................    (5,553)      (1,130)         (848)
                                                                        --------     ---------     ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................   (13,512)      (9,009)           80
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................    28,007       14,495         5,486
                                                                        --------     ---------        -----

CASH AND CASH EQUIVALENTS AT END OF YEAR..............................  $ 14,495     $  5,486       $ 5,566
                                                                        ========     ========      =========

All dividends received were from consolidated subsidiaries.



                   STIRLING COOKE BROWN HOLDINGS LIMITED

             SUPPLEMENTARY INSURANCE INFORMATION--SCHEDULE III

                YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
 (Expressed in thousands of United States Dollars, except share and per share data)

                                         FUTURE
                                         POLICY
                                        BENEFITS,           OTHER                      BENEFITS, AMORTIZATION
                             DEFERRED    LOSSES,            POLICY                      CLAIMS,   OF DEFERRED
                              POLICY     CLAIMS             CLAIMS             NET     LOSSES AND   POLICY      OTHER
                            ACQUISITION AND LOSS  UNEARNED   AND    PREMIUM INVESTMENT SETTLEMENT ACQUISITION OPERATING PREMIUMS
                              COSTS     EXPENSES  PREMIUMS BENEFITS REVENUE   INCOME    EXPENSES     COSTS    EXPENSES  WRITTEN
                              -----     --------  -------- -------- -------   ------    --------     -----    --------  -------

YEAR ENDED DECEMBER 31, 1999
  Insurance.................  $  1,723  $59,422 $    --  $      0   $   --   $   558   $   --     $   --    $  4,590   $   --
  Program Business..........         0        0        0        0        0       424        0          0      25,160        0
  Brokerage.................        --        0        0        0        0     2,573        0          0      25,160        0
  Other.....................         0        0        0        0        0     2,197        0          0       6,063        0
     Total continuing         -------- -------- --------  -------  -------  --------   ------     -------    -------   ------
       operations...........     1,723   59,422   20,108        0    9,451     5,752    6,965       3,141     57,986    8,907

  Underwriting Management...         0        0        0        0        0       223        0           0      2,677        0
  Reinsurance...............        22   33,713      851        0    2,399       739    5,405         719        416    1,121
     Total discontinued       -------- -------- --------  -------  -------   -------   ------     -------    -------   ------
       operations...........        22   33,713      851             2,399       962    5,405         719      3,093    1,121
                              -------- -------- --------  -------  -------   -------   ------     -------    -------   ------

        Total all operations  $  1,745 $ 93,135 $ 20,959  $     0  $11,850  $  6,714  $12,370     $ 3,860    $61,079  $10,028
                              ======== ======== ========  =======  =======  ========  =======     =======    =======  =======

YEAR ENDED DECEMBER 31, 2000
  Insurance.................  $     -- $ 79,820 $     --  $     0  $    --  $  1,788  $    --     $    --    $ 5,964  $22,213
  Program Business..........         0        0        0        0        0       539        0           0     20,395        0
  Brokerage.................         0        0        0        0        0     2,377        0           0     20,395        0
  Other.....................         0        0        0        0        0     1,438        0           0      4,432        0
     Total continuing         -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------
       operations...........     2,033   79,820   21,087        0   18,494     6,142   17,160       5,454     46,818   22,213

  Underwriting Management...         0        0        0        0        0       316        0           0      6,534        0
  Reinsurance...............         0   34,683        0        0      853       885    6,233         129      1,468      421
     Total discontinued       -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------
       operations...........         0   34,683        0        0      853     1,201    6,233         129      8,002      421
                              -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------

     Total all operations     $  2,033 $114,503 $ 21,087 $      0  $19,347  $  7,343  $23,393   $   5,583    $54,820  $22,634
                              ======== ======== ======== ========  =======  ========   ======   =========    =======   ======

YEAR ENDED DECEMBER 31, 2001
  Insurance.................  $  3,591  $79,507  $15,573       $0  $27,794  $  1,638  $21,540   $   5,408    $ 5,548  $32,769
  Program Business..........         0        0        0        0        0       401        0           0     18,992        0
  Brokerage.................         0        0        0        0        0     1,074        0           0     10,128        0
  Other.....................         0        0        0        0        0       932        0           0      4,822        0
     Total continuing         -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------
       operations...........     3,591   79,507   15,573        0   27,794     4,045   21,540       5,408     39,490   32,769


  Underwriting Management...         0        0        0        0        0       187        0           0      1,108        0
  Reinsurance...............         0   27,255        0        0     (348)      258    4,714          38        836     (348)
     Total discontinued       -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------
       operations...........         0   27,255        0        0     (348)      445    4,414          38      1,944     (348)
                              -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------

        Total all operations  $  3,591 $106,762 $ 15,573     $  0  $27,446  $  4,490  $26,254   $   5,446    $41,434  $32,421
                              ======== ======== ======== ========  =======  ========  =======   =========    =======   ======


                  STIRLING COOKE BROWN HOLDINGS LIMITED

                          REINSURANCE--SCHEDULE IV

                YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(Expressed in thousands of United States Dollars, except share and per share data)

                                                                                            PERCENTAGE
                                                                                            OF GROSS
                                        GROSS        GROSS        GROSS          NET        PREMIUMS
                                       PREMIUMS     PREMIUMS     PREMIUMS     PREMIUMS     ASSUMED TO
                                        WRITTEN      CEDED        ASSUMED      EARNED     NET PREMIUMS
                                        -------      -----        -------      ------     ------------
                                                                                              EARNED
                                                                                              ------
Year ended December 31, 1999
     Continuing operations.........     $  49,856    $ 40,405     $      0     $    9,451          0%
     Discontinued operations.......             0       2,302        4,701          2,399        196%
                                        ---------    --------     --------     ----------        ----
         Total for all operations..     $  49,856    $ 42,707     $  4,701     $   11,850         40%
                                        =========    ========     ========     ==========

Year ended December 31, 2000
     Continuing operations.........     $  53,767    $ 41,819     $  7,546     $   18,494          0%
     Discontinued operations.......             0         319        1,172            853        137%
                                        ---------    --------     --------     ----------        ----
         Total for all operations..     $  53,767    $ 42,138     $  8,718     $   19,347          6%
                                        =========    ========     ========     ==========

Year ended December 31, 2001
     Continuing operations.........     $  37,575    $ 17,597     $  7,816     $   27,794          0%
     Discontinued operations.......             0         620          272           (348)       N/A%
                                        ---------    --------     --------     -----------       ----
         Total for all operations..     $  37,575    $ 18,217     $  8,088     $   27,446          1%
                                        =========    ========     ========     ==========



                   STIRLING COOKE BROWN HOLDINGS LIMITED

               VALUATION AND QUALIFYING ACCOUNTS--SCHEDULE V
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)


                                            BALANCE AT    CHARGED TO     CHARGED TO
                                            BEGINNING      COSTS AND        OTHER                      BALANCE AT
                 DESCRIPION                 OF PERIOD      EXPENSES        ACCOUNTS    DEDUCTIONS     END OF PERIOD
                                            ---------      --------        --------    ----------     -------------
Year ended December 31, 1999
   Allowance for Doubtful Accounts
         Continuing operations                $  --       $ 2,182          $ --           $ --          $ 2,182
         Discontinued operations               2,500        2,060            --             --            4,560
                                              ------      -------         -----          -----           ------
         Total operations                     $2,500      $ 4,242          $ --           $ --          $ 6,742

Year ended December 31, 2000
   Allowance for Doubtful Accounts
         Continuing operations                $2,182      $   200          $ --           $ --          $ 2,382
         Discontinued operations               4,560        2,400            --             --            6,960
                                              ------      -------         -----          -----           ------
         Total operations                     $6,742      $ 2,600          $ --           $ --          $ 9,342

Year ended December 31, 2001
   Allowance for Doubtful Accounts
         Continuing operations                $2,382      $   200          $ --           $ --          $ 2,582
         Discontinued operations               6,960          995            --             --            7,955
                                              ------      -------         -----          -----          -------
         Total operations                     $9,342      $ 1,195          $ --           $ --          $10,537




                   STIRLING COOKE BROWN HOLDINGS LIMITED

                    SUPPLEMENTARY INSURANCE INFORMATION
       CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS--SCHEDULE VI

                YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
 (Expressed in thousands of United States Dollars, except share and per share data)



                                                                                          LOSSES AND LOSS
                                                                                        ADJUSTMENT EXPENSES
                                                                                        INCURRED RELATED TO
                                       RESERVE                                          -------------------  AMORTIZATION
                                      FOR LOSSES                                                              OF DEFERRED
                            DEFERRED   AND LOSS   DISCOUNT,                     NET                             POLICY
                           ACQUISITION ADJUSTMENT  IF ANY, UNEARNED EARNED   INVESTMENT  CURRENT              ACQUISITION
                             COSTS     EXPENSES   DEDUCTED PREMIUMS PREMIUMS   INCOME     YEAR    PRIOR YEAR     COSTS
                           ----------- ---------  -------- -------- -------- ----------  -------  ---------- ------------
Year ended December 31, 1999
  Property/Casualty
    entities...............
    Continuing.............  $1,723    $ 59,422    $ --    $20,108  $ 9,451   $   558   $ 6,289    $   676     $   3,141
    Discontinued...........      22      33,713      --        851    2,399       739     2,407      2,998           719
                             ------    --------    ----    -------  -------   -------   -------    -------     ---------
    All                      $1,745    $ 93,135    $ --    $20,959  $11,850   $ 1,297   $ 8,696    $ 3,674     $   3,860

Year ended December 31, 2000
  Property/Casualty
    entities...............
    Continuing.............  $2,033    $ 79,820    $ --    $21,087  $18,494   $ 1,788   $13,617    $ 3,543     $   5,454
    Discontinued...........      --      34,683      --         --      853       885       177      6,056           129
                             ------    --------    ----    -------  -------   -------   -------    -------     ---------
    All                      $2,033    $114,503    $ --    $21,087  $19,347   $ 2,673   $13,794    $ 9,599     $   5,583

Year ended December 31, 2001
  Property/Casualty
    entities...............
    Continuing.............  $3,591    $ 79,507    $ --    $15,573  $27,794   $ 1,638   $19,382    $ 2,158     $   5,408
    Discontinued...........      --      27,255      --         --     (348)      258        --      4,714            38
                             ------    --------    ----     ------  -------   -------   -------    -------     ---------
    All                      $3,591    $106,762    $ --    $15,573  $27,446   $ 1,896   $19,382    $ 6,872     $   5,446


                               PAID LOSSES
                                AND LOSS
                               ADJUSTMENT PREMIUMS
                                EXPENSES   WRITTEN
                                --------   -------
Year ended December 31, 1999
  Property/Casualty
    entities...............
    Continuing.............     $ 4,335   $ 8,907
    Discontinued...........       6,138     1,121
                                -------   -------
    All                         $10,473   $10,028

Year ended December 31, 2000
  Property/Casualty
    entities...............
    Continuing.............     $ 6,568   $61,396
    Discontinued...........       3,408       321
                                -------   -------
    All                         $ 9,976   $61,717

Year ended December 31, 2001
  Property/Casualty
    entities...............
    Continuing.............     $13,025   $39,970
    Discontinued...........       6,602       272
                                -------   -------
    All                         $19,627   $40,242


                                 SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN HAMILTON, BERMUDA, ON THE 28TH DAY OF MARCH, 2002.

                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                                                   /S/ STEPHEN A. CRANE
                                       By
                                                     Stephen A. Crane
                                                  Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW AS OF THIS 28TH DAY OF MARCH, 2002, BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED:


           SIGNATURE                               TITLE
------------------------------       -------------------------------------

       /S/ STEPHEN A. CRANE       President, Chief Executive Officer and
                                  Director (Principal Executive Officer)
-
         Stephen A. Crane

          /S/ LEN QUICK           Chief Operating Officer and Director

             Len Quick

       /S/ GEORGE W. JONES        Director

          George W. Jones

     /S/ PATRICK J. MCDONOUGH     Director

       Patrick J. McDonough

       /S/ DAVID H. ELLIOTT       Director

         David H. Elliott

        /S/ HADLEY C. FORD        Director

          Hadley C. Ford

      /S/ PETER S. CHRISTIE       Director

        Peter S. Christie

      /S/ JEAN DE POURTALES       Director

         Jean de Pourtales