Form 10-K/A
period 2001-12-31
STIRLING COOKE BROWN HOLDINGS LTD
filed 2002-04-03
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-K/A

                              Amendment No. 1 to

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

                                   INDEX

                                                                       PAGE
                                                                       ----

                                   PART 1

Item 1    Business....................................................   1

Item 2    Properties..................................................  10

Item 3    Legal Proceedings...........................................  10

Item 4    Submission of Matters to a Vote of Security Holders.........  13

                                  PART II

Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters........................................   14

Item 6    Selected Financial Data....................................   15

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................   16

Item 8    Financial Statements and Supplementary Data................   23

Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................   53

                                  PART III

Item 10   Directors and Executive Officers of the Registrant.........   53

Item 11   Executive Compensation.....................................   53

Item 12   Security Ownership of Certain Beneficial Owners
          and Management.............................................   53

Item 13   Certain Relationships and Related Transactions.............   53

                                  PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K................................................   54

Note: All dollar amounts are in U.S. dollars, unless otherwise specifically noted.

                                   PART 1

ITEM 1--BUSINESS

THE COMPANY

Stirling Cooke Brown Holdings Limited (the "Company") is a Bermuda holding company incorporated on December 12, 1995, which, through its subsidiaries, provides insurance services and products. The Company provides its range of services and products to insurance and reinsurance companies, insurance agents, and insureds. The Company is involved primarily in the workers' compensation, occupational accident and health, and property/casualty insurance markets through its subsidiaries located in the United States, London and Bermuda.


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

PROGRAM BUSINESS

The Company's program business segment consists of subsidiaries that market insurance products and manage insurance programs developed by the Company. These programs transfer risk from an insured to insurers and ultimately to reinsurers primarily in the workers' compensation market. The segment's subsidiaries are integrated to provide a range of business production and administrative services to insurers. The program business segment services are provided to unaffiliated primary insurers and a Company-owned primary insurer. This segment consists primarily of managing general agency ("MGA"), program management, third party claims administration ("TPA"), and loss control and premium audit companies. The program business segment generated revenues of $11.4 million in 2001, $15.3 million in 2000, and $22.4 million in 1999. This continued decrease in revenues was primarily due to reduced fee margins on programs and a reduction in program business volume as a result of management's decision to impose more selective underwriting conditions on continuing programs.

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

BROKERAGE

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. These subsidiaries specialize in placing insurance and reinsurance business in workers' compensation, accident and health, and specialty casualty lines. The Company generates fees and commission-based revenues from this business. The brokerage segment generated revenues of $5.8 million in 2001, $11.2 million in 2000 and $24.9 million in 1999. The segment has been adversely affected by the disruption caused by widespread reinsurance market disputes and legal proceedings, including those involving the Company. The decrease in brokerage segment revenues was also the result of reduced business being brokered due to significantly diminished reinsurance capacity for workers' compensation business.

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

MARKETING

The Company's marketing strategies vary by business segment. The Company's program business segment markets its workers' compensation programs and other specialty lines to retail and wholesale insurance agents in the U.S. through its MGA's. Individual MGA offices market their services and products through sales representatives, targeted direct mail, local and regional advertising, seminars, and trade and industry conventions. Given a general reliance on retail agents as an important source of business production, special emphasis is placed on building and maintaining relationships with individual retail agents and on expanding the Company's network of retail producers. To encourage loyalty from the retail agents, the Company seeks to provide a high level of service, offer insurance products that satisfy the needs of clients and provide certain incentives for the achievement of the Company's objectives. The Company believes that it has successfully developed a reputation for providing quality service, cost-effective products and strong marketing support, which has enabled it to develop strong relationships with its retail agents and commercial customers. The Company's insurance segment markets its insurance products through the Company's own MGA network and to independent insurance agents through unaffiliated agent networks. The Company's brokerage segment markets its services directly to insurance and reinsurance companies, as well as to insurance agents.

COMPETITION

The business of providing insurance services and products to the workers' compensation and property and casualty insurance markets is highly competitive. The Company competes with providers of traditional insurance coverage and with providers of alternative market services (including domestic and foreign insurance companies, reinsurers, insurance brokers, captive insurance companies, rent-a-captives, self-insurance plans, risk retention groups, state funds, assigned risk pools and other risk-financing mechanisms). The Company believes that the key factors in competing effectively in the risk management market are price, the ability to tailor programs to the needs of the insured, and the ability to rapidly develop new solutions to address changing market conditions. The Company believes that its services and products are competitively priced, and that its combination of services and products enables it to develop tailored programs and be a competitive provider of insurance services and products. However, in periods of soft insurance market conditions, the Company's various business segments are subject to additional competitive pressure in generating premium volume. In addition, the fees that they charge for their services come under pressure as insurers and reinsurers seek to reduce their costs.

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

REGULATION

The Company's subsidiaries that are engaged in the insurance and discontinued reinsurance segments (Realm National and CIRCL, respectively) are subject to regulation by government agencies in the states and foreign jurisdictions in which they do business. The nature and extent of such regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company; regulation of certain transactions entered into by an insurance company with any of its affiliates; approval of premium rates and policy forms for many lines of insurance; standards of solvency and minimum amounts of capital and surplus that must be maintained; establishment of reserves required to be maintained for unearned premium, losses and loss expense or for other purposes; limitations on types and amounts of investments; restrictions on the size of risks which may be insured; licensing of insurers and agents; deposits of securities for the benefit of policyholders; and the filing of periodic reports with respect to financial condition and other matters.

Most states require property and casualty insurers licensed to transact insurance in those states to become members of insolvency funds or guaranty associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written by a member in that state. Assessments from insolvency funds paid by Realm National in 1999, 2000 and 2001 were immaterial in relation to the Company's consolidated financial statements. The cost of some of these assessments is recoverable through future policy surcharges and premium tax deductions.

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

The company is subject to guaranty fund and other assessments by the states in which it writes business. The company has paid $0.66 million and accrued $0.2 million liability for guaranty fund and other assessments. This accrual represents management's best estimates based on information received from the states in which the Company writes business and may change due to many factors, including the Company's share of the ultimate cost of current insolvencies.

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

The insurance laws of the State of New York (the "New York Insurance Law") regulate the distribution of dividends and other payments to the Company by Realm National. Under the applicable New York statute, unless prior regulatory approval is obtained, an insurer may not declare or distribute any dividend to shareholders, which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of (i) 10% of its surplus to policyholders as shown by its last statement on file with the New York Department of Insurance, or (ii) 100% of adjusted net investment income during such period. Such restrictions or any additional subsequently imposed restrictions may in the future affect the Company's ability to pay expenses, principal and interest on its debt, and cash dividends to its shareholders.

The National Association of Insurance Commissioners ("NAIC") has adopted a methodology for assessing the adequacy of statutory surplus of property and casualty insurers that includes a risk-based capital requirement. Insurance companies are required to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to monitor the adequacy of an insurer's capital. Under the formula, a company determines its risk-based capital ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Under the formula, a higher ratio reflects a greater adequacy of capital. Based on calculations made by the Company, the RBC level for the Company's insurance subsidiary exceeds levels that would trigger regulatory attention. At December 31, 2001, Realm National's RBC ratio was approximately 2.63:1, and the threshold requiring minimum regulatory involvement was 1.75:1. Therefore, the Company's capital exceeded all requirements of the Risk-Based Capital Model Act. The NAIC has also developed an Insurance Regulatory Information System ("IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values in four or more ratios generally leads to inquiries from individual state insurance commissioners. At December 31, 2001, Realm National had four ratios outside the normal ranges; however, management believes that they will be able to satisfy any concerns raised by the regulators.

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

CIRCL is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum statutory capital and surplus equal to the greatest of:
(a) $1 million; (b) 20% of the first $6 million of its net premiums written plus 15% of its net premiums written over $6 million; or (c) 15% of its net outstanding losses and loss expenses; (ii) is limited in declaring or paying any dividends during any financial year with respect to a specified minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio; (iii) is prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (iv) is required to report its failure to meet its minimum solvency margin to the Minister within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred. CIRCL is also required to obtain an annual loss reserve opinion issued by a government approved loss reserve specialist. At December 31, 2001, CIRCL was required to maintain a minimum statutory capital and surplus of $1.0 million (2000 - $1.3 million). At that date statutory capital and surplus (deficit) was ($4.3) million (2000 - $0.8 million) and the requirement was therefore not met.

The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves, total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees. At December 31, 2001, CIRCL was required to maintain relevant assets of at least $5.8 million (2000 - $17.2 million). At that date relevant assets were approximately $3.4 million (2000 -$23.7 million) and the requirement was therefore not met.

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

The Minister may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister may direct an insurer to produce documents or information relating to matters connected with the insurer's business. The Minister has not exercised such powers at this time; however, management of CIRCL have been in contact with the Regulators to fully apprise them of current and intended action. Detailed discussions have also been held with CIRCL's principal creditors regarding the insolvency and the various alternative actions that may be taken. Such creditors have communicated to the Minister their understanding of the situation.

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

The activities of Stirling Cooke Brown Insurance Brokers Limited as an insurance broker in the UK require it to be authorized by the General Insurance Standards Council. Authorization by this body involves continuing compliance with rules made by the Council, which require, among other things, that the company maintain a minimum level of solvency, that it supply reports to the Council, and that it conduct its business in accordance with the conduct of business rules published by the Council.

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

The adverse development during 1999, 2000 and 2001 on prior years in discontinued operations primarily reflects the increase in provisions for doubtful reinsurance recoveries of $2.1 million in 1999, $2.4 million in 2000 and $1.0 million in 2001, as discussed in Note 9 to the Consolidated Financial Statements, as well as an increase in claims frequency on one particular program that covers bodily injury and property risks in the construction industry. The provision is included in the balance sheet as a component of paid and outstanding losses recoverable from reinsurers. The provision is an estimate and amounts not collectible from reinsurers may ultimately be significantly greater or less than the provision established.

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

                  RECONCILIATION OF SAP AND GAAP RESERVES


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                       1999                    2000                    2001
                                                       ----                    ----                    ----
                                            CONTINUING  DISCONTINUED CONTINUING  DISCONTINUED CONTINUING DISCONTINUED
                                             OPERATIONS  OPERATIONS   OPERATIONS  OPERATIONS  OPERATIONS  OPERATIONS
                                            ----------- ------------ ----------- ------------ ---------- ------------
                                                                    (DOLLARS IN THOUSANDS)
Reserves for losses and loss adjustment
      expenses, end of year SAP.............  $  4,765    $ 13,497     $ 14,877    $ 16,321   $ 23,841     $  14,433
Gross-up for ceded reinsurance reserves.....    53,050      20,217       62,857      18,362     54,029        12,822
Provision for salvage receivable not
      included on a SAP basis...............       (31)         --           --          --         --            --
Provision for uncollectible reinsurance.....     1,637          --        1,637          --      1,637            --
Reclassification of other liabilities.......        --          --          449          --                       --
                                              --------    --------     --------    --------   ---------    ---------
Reserves for losses and loss adjustment
      expenses, end of year GAAP............  $ 59,421    $ 33,714     $ 79,820    $ 34,683   $ 79,507     $  27,255
                                              ========    ========     ========    ========   ========     =========


The following table presents the development of the Company's ongoing net reserves for 1996 through 2001. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Redundancy (Deficiency)" represents the aggregate change in the estimates over all prior years. The Company's insurance entities were both purchased in 1996 so, accordingly, there has only been five years' movement in the Company's reserves. It should be noted that the following table presents an analysis of loss and loss expense development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

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

On July 2, 2001, the third-party complaint filed by defendant AXA Corporate Solutions (U.K.) Ltd. ("ACS") against the Company, one of its London subsidiaries and a former employee of that subsidiary (the "SCB Defendants") in an existing action originally brought by the insured Silicon Valley Bank was dismissed without prejudice. The third party complaint had alleged fraudulent and/or wrongful inducement to contract, allegedly resulting in exposure to liability for claims under another Film Finance Cover brokered by the Company's London subsidiary. ACS filed a motion seeking reconsideration of that decision, which motion was denied by the Court on March 18, 2002. Two of the Company's London subsidiaries were served with a separate third-party complaint in this action alleging claims for fraudulent inducement, negligent misrepresentation and fraud and deceit by a different insurer defendant, NHIC. The London subsidiaries have entered into a tolling agreement with NHIC that will suspend for the time being the prosecution of NHIC's claims as well as the running of the statute of limitations pertaining thereto.

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

During 1998 and 1999 certain of the reinsurers and reinsureds that are parties to the arbitrations described above issued proceedings in the English courts against one or more of the Company's brokerage subsidiaries and one underwriting management subsidiary, apparently for the primary purpose of tolling the statute of limitations pending the outcome of the arbitrations. In one proceeding against the same subsidiaries, three former officers of the subsidiaries were also named. In none of these proceedings did the complainant specify an amount of damages sought. If one or more reinsurers succeed in avoiding its contracts in the pending arbitrations, it is possible that ceding insurer clients, on whose behalf the Company's broker subsidiaries placed the reinsurance, may seek to pursue a claim for indemnification or other claims against one or more of those subsidiaries. Similarly, if one or more of the reinsurers fail to avoid their contracts in the pending arbitrations, it also is possible that those reinsurers may seek to pursue some type of claim against one or more of those subsidiaries.

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

With the exception of: (a) one inactive proceeding which the subsidiaries have been informed will be withdrawn; and (b) two related proceedings pending against certain subsidiaries of the Company and certain current and former officers of these subsidiaries, each of which is in an early procedural stage, all judicial proceedings against the Company's subsidiaries relating to these matters have been stayed or held in abeyance pursuant to standstill agreements or court order.

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


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 2001.


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

ANTHONY J. DEL TUFO was appointed acting Chief Financial Officer in October, 2001. Mr. Del Tufo had been serving since June, 2001 as the acting Chief Financial Officer of Realm National Insurance Company, a subsidiary of the Company. Prior to assuming that role, he was Chief Financial Officer of W.R. Berkley Corporation. Mr. Del Tufo had also been a partner in the insurance auditing practice of KPMG.

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

During 2001 the Company paid three quarterly dividends of $0.03 per ordinary share, and in the fourth quarter discontinued the payment of quarterly dividends for the foreseeable future. During 2000, the Company paid quarterly dividends of $0.03 per ordinary share. The declaration and payment of future dividends is at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company, general business conditions and other factors. The Company's ability to pay dividends is partially restricted due to various insurance regulations and tax considerations relating to certain of its subsidiaries. See "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements.

During 1999, the Company purchased 356,400 ordinary shares on the open market at a total cost of $4.4 million. These shares were recorded as treasury stock at cost. The Company now holds a total of 443,400 ordinary shares in treasury at a total cost of $5.7 million.

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

Net loss from continuing operations before discontinued segments for 2001 was $15.1 million, compared to a net loss from continuing operations before discontinued segments of $16.0 million in 2000 and net loss from continuing operations before discontinued segments of $4.8 million in 1999. The results for the year for continuing operations were affected by a number of different factors. The U.S. workers' compensation market, in which the Company conducts most of its business, remained a difficult environment in which to operate. The Company's risk-taking insurance segment recorded increased underwriting losses for the year, primarily arising from programs which were discontinued in 2000. The program business segment suffered increased losses for the year, primarily due to costs and provisions pertaining to the consolidation of its Dallas MGA with its Boca Raton MGA and a charge of $2.9 million for future losses that the Company projects it will pay in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the MGA's during 2000. The brokerage segment also recorded a loss for the period, primarily due to a significant decrease in business being brokered following a substantial diminuition in reinsurance capacity for workers' compensation business. The Company has also incurred charges in connection with its restructuring program begun in 1999, in an effort to reduce expenses and increase efficiencies. The Company also continued to suffer from continuing costs and provisions pertaining to reinsurance-related disputes in which the Company and others were involved during the year, including certain litigation.

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


Revenues from continuing operations of $50.0 million in 2001 represented a $0.9 million decrease versus 2000 revenues from continuing operations of $50.9 million, which were $9.7 million below 1999 revenues from continuing operations of $60.6 million. Net loss from operations of $21.3 million in 2001 compares to a net loss from operations of $27.0 million in 2000 and net loss from operations of $6.7 million in 1999. The decline in revenues from continuing operations in 2001 reflected the difficult market conditions in the brokerage and program business segments. This decline was partially offset by increased net premium volume written and earned in the insurance segment as the insurance segment retained more busines by reducing the amount of reinsurance purchased for its programs. Expenses from continuing operations, including insurance costs, of $66.4 million in 2001 represent a $3.0 million decrease from 2000 expenses from continuing operations of $69.4 million, which increased $1.4 million over 1999 expenses from continuing operations of $68.0 million. Insurance costs for the year 2001 increased to $26.9 million, compared to $22.6 million in 2000 and $10.1 million in 1999. The increases in insurance costs for the year were primarily due to the increases in net premiums earned.

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

Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $11.4 million in 2001 represented a decrease of $3.9 million from program business revenues of $15.3 million in 2000, which had decreased $7.1 million from program business revenues of $22.4 million in 1999. This decrease was due to reduced fee margins on programs.

The program business segment loss before tax of $7.6 million in 2001 represented an increase in loss before tax of $2.1 million from loss before tax of $5.1 million in 2000, which had increased $2.4 million from loss before tax of $2.7 million in 1999. In a continuing effort to streamline operations and reduce ongoing costs, the Company consolidated its Dallas
MGA office with its Boca Raton MGA office. The Company recognized restructuring costs of $1.1 million associated with this merger, and those expenses were charged to fourth-quarter and full-year results. Consistent with this decision, the Company wrote off $0.7 million of remaining goodwill associated with the Dallas MGA. Finally, there was a provision of $2.9 million for future losses that the Company projects it will pay in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the MGA's during 2000.

Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Brokerage segment revenues of $5.8 million in 2001 represented a decrease of $5.4 million from brokerage segment revenues of $11.2 million in 2000, which had decreased $13.7 million from brokerage segment revenues of $24.9 million in 1999. The segment has been adversely affected by the disruption caused by widespread reinsurance market disputes and legal proceedings, including those involving the Company. The decrease in brokerage segment revenues was also the result of reduced business being brokered due to significantly diminished reinsurance capacity for workers' compensation business.

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


Other
-----

Other revenues include primarily the Company's holding companies and other non-operating subsidiaries, as well as provisions against investments in non-consolidating affiliates. Other revenues of $2.9 million in 2001 represented an increase of $2.0 million from other revenues of $0.9 million in 2000, which in turn reflected an increase of $0.2 million from other revenues of $0.7 million in 1999. Loss before tax for the year was $1.9 million, compared to a loss before tax of $3.6 million in 2000 and income before tax of $5.7 million in 1999. The improvement in revenues and income from 2000 to 2001 was the result of a gain of $1.1 million on the sale of an investment and a write-back of a provision against an investment, and was partially offset by decreased interest income earned that was due to falling interest rates. The loss before tax for the year primarily reflects costs in respect of ongoing operating expenses.

Discontinued operations
-----------------------

Following a review of its operations, the Company decided on March 6, 2001 to discontinue its loss-making reinsurance and underwriting management segments, effective December 31, 2000. In light of this decision, the Company took a charge against income in 2000 of $5.2 million to write off goodwill in respect of these operations.

The Company's discontinued underwriting management segment comprises companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. Underwriting management revenues of $0.6 million in 2001 represented a decrease of $1.0 million from underwriting management revenues of $1.6 million in 2000, which had decreased $2.5 million from underwriting management revenues of $4.1 million in 1999.

Underwriting management loss before tax of $0.5 million in 2001 represented an improvement of $4.4 million from loss before tax of $4.9 million in 2000, which in turn reflected a $6.7 million decrease from income before tax of $1.8 million in 1999. In view of the reduction in underwriting management revenues, the resulting net loss, and the ongoing business prospects for the segment, the Company decided to discontinue the underwriting management segment, effective December 31, 2000. The net loss for the year 2000 reflects the decreased revenues, together with a write-off of associated goodwill following the decision to discontinue these operations.

The Company's discontinued reinsurance segment consists of its reinsurance subsidiary, CIRCL. CIRCL primarily reinsured workers' compensation and property and general liability risks. Reinsurance segment revenues of ($0.1) million in 2001 represented a decrease of $1.8 million from reinsurance segment revenues of $1.7 million in 2000, which in turn had decreased $1.4 million from reinsurance segment revenues of $3.1 million in 1999. Net premiums earned of ($0.3) million in 2001 represented a decrease of $1.2 million from net premiums earned of $0.9 million in 2000, which in turn reflected a $1.5 decrease from net premiums earned of $2.4 million in 1999.

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

The increase of $168.0 million in insurance and reinsurance balances receivable, along with the corresponding increase of $141.3 million in insurance and reinsurance balances payable, primarily reflects the growth in clients' claims balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and underwriting management segment subsidiaries experienced a significant growth in client balances receivable and payable recorded at the end of the year, reflecting this accumulation of claims due from one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet.

The Company used $4.4 million during the year ended December 31, 1999 to repurchase 356,400 of its own shares on the open market.

Shareholders' equity decreased by $21.4 million, to $35.5 million, at December 31, 2001 from $56.9 million at December 31, 2000, due primarily to the net loss incurred for the year.

On February 14, 2002, the Company was advised by Nasdaq that it was not in compliance with certain Nasdaq Marketplace Rules, specifically those relating to the mimnimum bid price of the Company's Ordinary Stock and the minimum market value of its publicly held shares. The Company was further advised that it would have until May 15, 2002 within which to regain compliance with the Marketplace Rules, failing which the Company would be provided with written notification that its securities would be delisted. The Company would be able to appeal any such determination to the Nasdaq Listing Qualifications Panel. The Company has the option, prior to May 15, 2002, to apply to transfer its securities to The Nasdaq SmallCap Market, which application would have the effect of staying notification of delisting but, in the event that the Company's transfer application were not approved, notification of delisting would then be issued, again subject to a possible appeal. The Company cannot presently determine whether it will be in compliance with the applicable Marketplace Rules by May 15, 2002, and is evaluating the option to file an application to transfer its securities to The Nasdaq SmallCap Market.

The Company had no outstanding debt at December 31, 2000 and 2001.

Critical accounting policies and estimates
------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for those transactions that are not yet complete or for which the ultimate effects cannot be precisely determined. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining the liability for outstanding losses and loss expenses, uncollectible insurance and reinsurance balances receivable and recoverable, and potential losses from litigation. Although some variability is inherent in these estimates, management believes the amounts provided for are adequate. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements: losses and loss expenses, and premiums written, assumed and ceded.

Losses and loss expenses: Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liability associated with the reinsured policy. Outstanding losses recoverable are shown separately on the consolidated balance sheets. The Company establishes reserves for losses and loss adjustment expenses related to reported claims on the basis of the evaluations of independent claims adjusters and the Company's own claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses. The Company's independent actuaries estimate claims and claims expenses arising for losses that have occurred but not yet been reported based upon the Company's and the insurance industry's experience, together with the statistical information with respect to the probable number and nature of such claims. The program business established an accrual in 2001 in connection with an indemnification to its major issuing company. While the liability is not included in loss reserves, it is based on losses and is subject to the same estimation processes discussed above. The Company believes that the provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred; however, such a provision is an estimate and may ultimately be significantly greater or less than the provision established. The Company has limited historical loss experience available to serve as a basis for the estimation of ultimate losses. It is possible that management will revise the estimate of outstanding losses and loss expenses in the future.

Premiums written, assumed and ceded: Premiums written and assumed are recorded on an accrual basis and included in income on a pro-rata basis over the life of the policies or reinsurance agreements to which they relate, with the unearned portion deferred in the consolidated balance sheets. Adjustment premiums arising from premium audits are recorded in the period in which they are determined. Reinsurance premiums ceded are similarly pro-rated over the terms of the reinsurance contract with the unearned portion being deferred in the consolidated balance sheets as deferred reinsurance premiums ceded.


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


                            2002  2003   2004  2005   2006   2007  2008   2009  2010   2011   2014  2016   2028  2031   TOTAL
                            ----  ----   ----  ----   ----   ----  ----   ----  ----   ----   ----  ----   ----  ----   -----
Fixed Maturity Investments  0.2   3.1    3.7   3.7    1.6    2.1   2.8    1.7   2.1    1.5    0.4   0.5    0.5   0.9    24.8
($ millions)                ---   ---    ---   ---    ---    ---   ---    ---   ---    ---    ---   ---    ---   ---    ----
Weighted average
interest rate (%)           5.2   5.7    5.7   6.1    6.2    7.3   6.1    6.1   7.1    6.4    6.0   6.4    6.7   6.5    5.53
                            ---   ---    ---   ---    ---    ---   ---    ---   ---    ---    ---   ---    ---   ---    ----


Given the limited value of balances and transactions in foreign currencies, the Company's exposure to foreign currency movements is considered to be insignificant.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements and Related Notes:

                                                                         PAGE #
       Report of Independent Public Accountants........................       24
       Consolidated Balance Sheets.....................................       25
       Consolidated Statements of Income and Comprehensive Income......       26
       Consolidated Statements of Changes in Shareholders' Equity......       27
       Consolidated Statements of Cash Flows...........................       28
       Notes to Consolidated Financial Statements......................    29-52

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
                                                                                            ===========   ===========

                          The accompanying notes are an integral part of these statements





                                       STIRLING COOKE BROWN HOLDINGS LIMITED

                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                         (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                                        1999       2000       2001
                                                                     ---------  ---------  ---------
                                                                     (restated)
REVENUES
     Risk management fees (Note 2 (g))............................  $  47,111   $  26,965  $  16,506
     Net premiums earned (Note 9).................................      9,451      18,494     27,794
     Net investment income (Note 6)...............................      5,753       6,142      4,045
     Other income (loss) (Note 2(i))..............................     (1,755)       (668)     1,682
                                                                    ---------   ---------  ---------
          Total revenues..........................................      60,560     50,933     50,027
                                                                    ---------   ---------  ---------
EXPENSES
     Net losses and loss expenses incurred (Notes 2(f) and 10)....      6,965      17,160     21,540
     Acquisition costs (Note 2(e))................................      3,141       5,454      5,408
     Depreciation and amortization of capital assets (Note 2(k))..      1,594       1,442      1,172
     Amortization and write-down of goodwill (Note 2(g))..........        847       1,443        928
     Salaries and benefits........................................     25,450      19,688     17,782
     Other operating expenses.....................................     29,966      24,245     19,608
                                                                    ---------   ---------  ---------
          Total expenses..........................................     67,963      69,432     66,438
                                                                    ---------   ---------  ---------
LOSS FROM CONTINUING OPERATIONS BEFORE TAXATION...................     (7,403)    (18,499)   (16,411)
     Taxation (Note 13)...........................................     (2,583)     (2,523)    (1,268)
                                                                    ---------   ---------  ---------
NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED SEGMENTS..
                                                                       (4,820)   (15,976)   (15,143)
Discontinued segments (Note 3):
     Net loss from operations of discontinued segments............     (1,590)    (5,788)    (6,187)
     Net loss resulting from discontinuance of segments...........          -     (5,241)        --
                                                                    ---------   ---------  ---------
     Total net loss from discontinued segments....................     (1,590)   (11,029)    (6,187)
                                                                    ---------   ---------  ---------

NET LOSS FROM OPERATIONS BEFORE CUMULATIVE EFFECT
     OF A CHANGE IN ACCOUNTING PRINCIPLE..........................     (6,410)   (27,005)   (21,330)
     Cumulative effect of a change in accounting
     principle, net of tax (Note 2(q)) ...........................       (307)         -          -
                                                                    ---------   ---------  ---------

NET LOSS FROM OPERATIONS..........................................  $  (6,717)  $(27,005) $ (21,330)
                                                                    ---------   ---------  ---------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
     Unrealized holding gains  (losses) arising during
     the year (net of tax of $168, $111 and $89)..................       (716)       682        881
     Less: reclassification adjustments for realized losses (gains)
     included in net income (net of tax of ($169), $257 and $51)..        186       (500)      (202)
                                                                    ---------   ---------  ---------
     Other comprehensive income (loss), net of tax ...............       (530)       182        679
     Comprehensive loss...........................................  $  (7,247)  $(26,823) $ (20,651)
                                                                    =========   ========= ==========

NET LOSS PER SHARE (NOTE 14)
     Loss from continuing operations..............................  $   (0.51)  $    (1.69)    (1.59)
     Loss from discontinued segments..............................      (0.17)       (1.17)    (0.65)
     Cumulative effect of a change in accounting principle........      (0.03)         -          -
                                                                    ---------   ---------  ---------
     Net loss per share...........................................  $   (0.71)  $    (2.86) $  (2.24)
                                                                    =========   ========= ==========

NET LOSS PER SHARE ASSUMING DILUTION (NOTE 14)
     Loss from continuing operations..............................  $   (0.51)  $    (1.69)    (1.59)
     Loss from discontinued segments..............................      (0.17)       (1.17)    (0.65)
     Cumulative effect of a change in accounting principle........      (0.03)         -          -
                                                                    ---------   ---------  ---------
     Net loss per share...........................................  $   (0.71)  $    (2.86)    (2.24)
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

1.   GENERAL

Stirling Cooke Brown Holdings Limited was incorporated in Bermuda on December 12, 1995. Stirling Cooke Brown Holdings Limited and its majority-owned subsidiaries (collectively referred to as the "Company") provide insurance services and products. The Company provides its range of services and products to insurance and reinsurance companies, insurance agents, and insureds. The Company is involved primarily in the workers compensation occupational accident and health and property/casualty insurance markets through its subsidiaries based in the United States, London and Bermuda. In January 1996, the Company acquired all the outstanding common shares of Realm Investments Ltd. in exchange for 1,999,980 of its newly issued ordinary shares. The Company also acquired, in September 1996, its own United States domiciled insurance company, Realm National Insurance Company ("Realm National"), which writes insurance business in the workers compensation and property/casualty insurance markets.

On December 2, 1997, the Company and certain selling shareholders consummated an initial public offering of 3,421,250 ordinary shares. Of these shares, 1,375,000 were sold by the Company and 2,046,250 were sold by selling shareholders. Net proceeds of $26,832 were received by the Company upon consummation of the initial public offering.

Following a review of its operations, the Company decided on March 6, 2001 to discontinue its reinsurance and underwriting management segments, as discussed in Note 3. In addition, the Company consolidated its Dallas, Texas Managing General Agency ("MGA") office with its Boca Raton, Florida MGA office, effective December 31, 2001.

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

   i) Investments in affiliates

The Company's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method if the Company is able to exert significant influence upon such companies. Other investments in affiliates are carried at cost. Investments in affiliates of $248 and $171 as of December 31, 2000 and 2001, respectively, are recorded in other assets. The Company's equity share in the net income of affiliates, for the years ended December 31, 1999, 2000 and 2001 was $0. In addition, for 1999, the Company recorded a write-down of $2,018 in Other income (loss) to recognize a decrease in the value of several of its equity holdings. Dividends received from affiliated companies were $0 during 1999, 2000 and 2001.

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

                                                          DECEMBER 31, 20001
                                                       ------------------------
                                                       AMORTIZED   ESTIMATED
                                                       ---------   ---------
                                                          COST    FAIR VALUE
                                                          ----    ----------
            Due in one year or less..................       $182        $183
            Due after one year through five years....     11,712      12,077
            Due after five years through ten years...     10,031      10,189
            Due after ten years through twenty years.      2,339       2,375
                                                     ------------ -----------
                                                         $24,264     $24,824
                                                     ============ ===========
     c) Proceeds from sales of investments in debt securities during 2000 and 2001 were $3,319 and $22,958, respectively. Proceeds from sales of investments in equity securities during 2000 and 2001 were $3,659 and $965, respectively. There were $27 of realized losses and $784 of realized gains during 2000. There were $110 of realized losses and $362 of realized gains during 2001.

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

          On August 7, 2001, the Company granted 30,000 options to certain employees. The options have an exercise price of $2.00 per share, which reflected the estimated fair value of the shares at the grant date. The options vest ratably over a three-year period and may be exercised at any time prior to August 7, 2011. All of these options were outstanding at December 31, 2001.


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

13.  TAXATION

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2016.

Total income tax benefit attributable to income from continuing operations for the years ended December 31, 1999, 2000 and 2001 was allocated as follows:

                                                                       1999      2000      2001
                                                                      ------    ------    ------
       Taxation on loss from continuing operations.................  $(2,583)  $ (2,523)  $ (1,268)
       Tax effect of change in accounting method (Note 2(q)).......     (188)        --         --
                                                                     --------  --------   --------
                                                                     $ (2,771) $ (2,523)  $ (1,268)
                                                                     ========= =========  =========


Income tax benefit attributable to income from continuing operations consists of:

                                                        CURRENT      DEFERRED       TOTAL
                                                        -------      --------       -----
            Year ended December 31, 1999
                 U.S. Federal and State..............$ (1,377)    $    (1,432)  $   (2,621)
                 Foreign (U.K.)......................      38            --             38
                                                     ---------    ------------  -----------
                                                     $ (1,339)    $    (1,432)  $   (2,583)
                                                     =========    ============  ===========
            Year ended December 31, 2000
                 U.S. Federal and State..............$   (327)    $    (2,318)  $   (2,645)
                 Foreign (U.K.)......................     122            --            122
                                                     ---------    ------------  -----------
                                                     $   (205)    $    (2,318)  $   (2,523)
                                                     =========    ============  ===========
            Year ended December 31, 2001
                 U.S. Federal and State..............$   (740)    $      (528)  $   (1,268)
                 Foreign (U.K.)......................     --             --           --
                                                     ---------    ------------  -----------
                                                     $   (586)    $      (528)  $   (1,268)
                                                     =========    ============  ===========


Income tax benefit attributable to loss from continuing operations and change in accounting method was ($2,771), ($2,523) and ($1,268) for the years ended December 31, 1999, 2000 and 2001 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% and U.S. state tax at an effective rate of 2.64% to income before taxation as a result of the following:

                                                                        1999          2000        2001
                                                                       ------        ------      -----
            Computed expected tax benefit.........................   $(3,226)       $(10,040)    $(8,280)
            Foreign income not subject to US taxes................       420           5,933       2,088
            Foreign income subject to tax at foreign rates........         3               -         294
            Change in valuation allowance........................       --             1,800       3,951
            Miscellaneous permanent differences...................        21             (36)       (318)
            Deferred U.S. interest withholding tax...............        351               -           -
            State taxes...........................................      (340)           (180)       (361)
                                                                     --------       ---------   ---------
            Actual tax benefit...................................    $(2,771)       $ (2,523)   $ (1,268)
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
                                                                                      =======   =======


A valuation allowance of $2,624 has been recorded as of December 31, 2001 ($1,800 at December 31, 2000) against the tax effect of losses in connection with the Company's U.K. operations. With respect to U.S. taxation, a valuation allowance of $3,127 has been recorded as of December 31, 2001, ($01 at December 31, 2000) against the value of net operating loss carryforwards, as management believes that portions of the net operating loss carryforwards may not be utilized within the next five years. U.S. federal and state tax loss carryforwards in the amount of approximately $11,000 are available to offset future U.S. federal and state taxable income. The federal net operating loss carryforwards are scheduled to expire in 2020 and 2021.

As of December 31, 1999 the Company had not recognized a deferred tax liability for the undistributed earnings of its United States subsidiaries. (A 30% tax is generally imposed in the United States on dividends paid by United States corporations to non-United States shareholders). As of December 31, 2000 and 2001 the Company had no undistributed earnings of its U.S. subsidiaries on a consolidated basis. The deferred tax liability relating to these unremitted earnings, which is not recognized by the Company, is approximately $2,442, $0 and $0 at December 31, 1999, 2000, and 2001, respectively.

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

To manage the Company's exposure to these risks, the Company enters into forward foreign exchange contracts in the currencies to which the Company is exposed. These contracts generally involve the exchange of one currency for another at some future date. The Company had one notional principal amount outstanding at December 31, 2000, relating to contracts to buy British Pounds Sterling in the future. This contract had a cost of $2,305, a fair value of $2,230, and an unrealized net loss of $70. The Company had no notional principal amounts outstanding at December 31, 2001 relating to contracts to buy British Pounds Sterling in the future. Net realized gains (losses) of $0, ($132) and $0 have been recorded in the consolidated statements of income in respect of such contracts during the years ended December 31, 1999, 2000 and 2001, respectively.

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
                             =======    ========  ==========    =======   =========  ==========   =======   ========= ===========


     (b)  Summarized  financial   information  by  geographic  location  of
          subsidiary for the years ended December 31, 1999, 2000 and 2001, is as follows:


REVENUES FOR THE                         Continuing operations
                                         ---------------------
YEAR ENDED
                                                       Adjustments          Discontinued
                                                            &               operations -
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


IDENTIFIABLE ASSETS AT            Continuing operations               Discontinued  Adjustments
THE YEAR ENDED                    ---------------------               operations -       &
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

19.  RELATED PARTY TRANSACTIONS

Goldman, Sachs & Co. or certain of its affiliates maintained certain contractual relationships with the Company and provided investment banking services to the Company. Goldman, Sachs & Co. also provided investment management services to Realm National until December 31, 2000, pursuant to a Corporate Account Agreement dated December 24, 1996 and received customary fees and expenses of approximately $35 during 2000 and $0 during 2001 for such services.

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

During 1998 and 1999 certain of the reinsurers and reinsureds that are parties to the arbitrations described above issued proceedings in the English courts against one or more of the Company's brokerage subsidiaries and one underwriting management subsidiary, apparently for the primary purpose of tolling the statute of limitations pending the outcome of the arbitrations. In one proceeding against the same subsidiaries, three former officers of the subsidiaries were also named. In none of these proceedings did the complainant specify an amount of damages sought. If one or more reinsurers succeed in avoiding their contracts in the pending arbitrations, it is possible that ceding insurer clients, on whose behalf the Company's broker subsidiaries placed the reinsurance, may seek to pursue a claim for indemnification or other claims against one or more of those subsidiaries. Similarly, if one or more of the reinsurers fail to avoid their contracts in the pending arbitrations, it also is possible that those reinsurers may seek to pursue some type of claim against one or more of those subsidiaries.

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

          2.   Index to Financial Statement Schedules

               Included in Part IV of this report:


                       ----------------------------------------------                             SCHEDULE
                                                                                                   NUMBER    PAGE
                                                                                                   ------    ----
               Report of Independent Accountants on financial statement schedules included
                  in Form 10-K.                                                                                 56
               Schedule of Investments excluding Investments in Related Parties as of
                  December 31, 2001                                                                       I     57
               Condensed Financial Information of Registrant as of and for the years ended
                  December 31, 1999, 2000 and 2001                                                       II  58-60
               Supplementary Insurance Information as of and for the years ended December
                  31, 1999, 2000 and 2001                                                               III     61
               Reinsurance for the years ended December 31, 1999, 2000 and 2001                          IV     62
               Valuation and Qualifying Accounts for the years ended December 31, 1999, 2000
                  and 2001                                                                                V     63
               Supplmental Information concerning Property-Casualty Insurance Operations for
                  the years ended December 31, 1999, 2000 and 2001                                       VI     64


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




/s/ Arthur Andersen LLP

Arthur Andersen LLP
New York, New York
March 18, 2002

                   STIRLING COOKE BROWN HOLDINGS LIMITED
      SCHEDULE OF INVESTMENTS EXCLUDING INVESTMENTS IN RELATED PARTIES
                                 SCHEDULE I

                                                                                       AMOUNT AT WHICH
                                                                                         SHOWN IN THE
                                                                                        BALANCE SHEET
                                                                               FAIR     -------------
                                                                    COST      VALUE    DECEMBER 31, 2001
                                                                  --------  ---------  -----------------
Fixed maturities
   Bonds:
     United States Government and government agencies and
        authorities..............................................   $3,492   $  3,603       $  3,603
     States, municipalities and political subdivisions...........    3,568      3,642          3,642
     Foreign governments.........................................       30         30             30
     All other corporate bonds...................................   17,174     17,549         17,549
                                                                    ------   --------       --------

          Total fixed maturities.................................   24,264     24,824         24,824
Equity securities
   Common stocks:
   Industrial, miscellaneous and other...........................    1,553      1,704          1,704
                                                                    ------   --------       --------

          Total equity securities................................    1,553      1,704          1,704
Short-term investments...........................................    3,535      3,535          3,535
                                                                    ------   --------       --------

          Total investments......................................   $29,352  $ 30,063       $ 30,063
                                                                    =======  ========       ========



                   STIRLING COOKE BROWN HOLDINGS LIMITED

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              PARENT COMPANY ONLY BALANCE SHEETS--SCHEDULE II

                         DECEMBER 31, 2000 AND 2001
 (Expressed in thousands of United States Dollars, except share and per share data)

                                                                                               2000       2001
                                                                                             --------   --------
Assets
     Cash and cash equivalents............................................................     $ 5,486   $ 5,566
     Due from subsidiaries................................................................      29,972    36,281
     Investments in subsidiaries..........................................................       7,529   (12,304)
     Other assets.........................................................................         322       (16)
     Marketable securities................................................................      14,065     6,789
                                                                                               -------   -------
          Total Assets....................................................................     $57,374   $36,316
                                                                                               =======   =======

Liabilities
     Accounts payable and accrued liabilities.............................................       $ 495   $   336
     Due to subsidiaries..................................................................                   475
                                                                                               -------   -------
          Total Liabilities...............................................................         495       811
                                                                                               -------   -------
Shareholders' equity
     Share capital
        Authorized 20,000,000 ordinary shares of par value $0.25 each issued and fully
          paid 9,963,372 ordinary shares..................................................       2,466     2,491
     Deferred compensation................................................................          --       (50)
     Additional paid in capital...........................................................      54,167    54,317
     Accumulated other comprehensive income (loss)........................................         (29)      650
     Retained earnings (deficit)..........................................................       5,932   (16,246)
                                                                                               -------   -------


                                                                                                62,536    41,162
     Less: ordinary shares in treasury (2000--443,400, 2001--443,400) at cost.............      (5,657)   (5,657)
                                                                                               -------   -------
          Total shareholders' equity......................................................      56,879    35,505

Total Liabilities and Shareholders' equity................................................     $57,374   $36,316
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



                   STIRLING COOKE BROWN HOLDINGS LIMITED

             SUPPLEMENTARY INSURANCE INFORMATION--SCHEDULE III

                YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
 (Expressed in thousands of United States Dollars, except share and per share data)

                                         FUTURE
                                         POLICY
                                        BENEFITS,           OTHER                      BENEFITS, AMORTIZATION
                             DEFERRED    LOSSES,            POLICY                      CLAIMS,   OF DEFERRED
                              POLICY     CLAIMS             CLAIMS             NET     LOSSES AND   POLICY      OTHER
                            ACQUISITION AND LOSS  UNEARNED   AND    PREMIUM INVESTMENT SETTLEMENT ACQUISITION OPERATING PREMIUMS
                              COSTS     EXPENSES  PREMIUMS BENEFITS REVENUE   INCOME    EXPENSES     COSTS    EXPENSES  WRITTEN
                              -----     --------  -------- -------- -------   ------    --------     -----    --------  -------

YEAR ENDED DECEMBER 31, 1999
  Insurance.................  $  1,723  $59,422 $ 20,108  $     0   $9,451   $   558   $6,965     $3,141    $  4,590   $8,907
  Program Business..........         0        0        0        0        0       424        0          0      25,160        0
  Brokerage.................         0        0        0        0        0     2,573        0          0      25,160        0
  Other.....................         0        0        0        0        0     2,197        0          0       6,063        0
     Total continuing         -------- -------- --------  -------  -------  --------   ------     -------    -------   ------
       operations...........     1,723   59,422   20,108        0    9,451     5,752    6,965       3,141     57,986    8,907

  Underwriting Management...         0        0        0        0        0       223        0           0      2,677        0
  Reinsurance...............        22   33,713      851        0    2,399       739    5,405         719        416    1,121
     Total discontinued       -------- -------- --------  -------  -------   -------   ------     -------    -------   ------
       operations...........        22   33,713      851             2,399       962    5,405         719      3,093    1,121
                              -------- -------- --------  -------  -------   -------   ------     -------    -------   ------

        Total all operations  $  1,745 $ 93,135 $ 20,959  $     0  $11,850  $  6,714  $12,370     $ 3,860    $61,079  $10,028
                              ======== ======== ========  =======  =======  ========  =======     =======    =======  =======

YEAR ENDED DECEMBER 31, 2000
  Insurance.................  $  2,033 $ 79,820 $ 21,087  $     0  $18,494  $  1,788  $17,160     $ 5,454    $ 5,964  $22,213
  Program Business..........         0        0        0        0        0       539        0           0     20,395        0
  Brokerage.................         0        0        0        0        0     2,377        0           0     20,395        0
  Other.....................         0        0        0        0        0     1,438        0           0      4,432        0
     Total continuing         -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------
       operations...........     2,033   79,820   21,087        0   18,494     6,142   17,160       5,454     46,818   22,213

  Underwriting Management...         0        0        0        0        0       316        0           0      6,534        0
  Reinsurance...............         0   34,683        0        0      853       885    6,233         129      1,468      421
     Total discontinued       -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------
       operations...........         0   34,683        0        0      853     1,201    6,233         129      8,002      421
                              -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------

     Total all operations     $  2,033 $114,503 $ 21,087 $      0  $19,347  $  7,343  $23,393   $   5,583    $54,820  $22,634
                              ======== ======== ======== ========  =======  ========   ======   =========    =======   ======

YEAR ENDED DECEMBER 31, 2001
  Insurance.................  $  3,591  $79,507  $15,573       $0  $27,794  $  1,638  $21,540   $   5,408    $ 5,548  $32,769
  Program Business..........         0        0        0        0        0       401        0           0     18,992        0
  Brokerage.................         0        0        0        0        0     1,074        0           0     10,128        0
  Other.....................         0        0        0        0        0       932        0           0      4,822        0
     Total continuing         -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------
       operations...........     3,591   79,507   15,573        0   27,794     4,045   21,540       5,408     39,490   32,769


  Underwriting Management...         0        0        0        0        0       187        0           0      1,108        0
  Reinsurance...............         0   27,255        0        0     (348)      258    4,714          38        836     (348)
     Total discontinued       -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------
       operations...........         0   27,255        0        0     (348)      445    4,414          38      1,944     (348)
                              -------- -------- -------- --------  -------  --------   ------   ---------    -------   ------

        Total all operations  $  3,591 $106,762 $ 15,573     $  0  $27,446  $  4,490  $26,254   $   5,446    $41,434  $32,421
                              ======== ======== ======== ========  =======  ========  =======   =========    =======   ======


                  STIRLING COOKE BROWN HOLDINGS LIMITED

                          REINSURANCE--SCHEDULE IV

                YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(Expressed in thousands of United States Dollars, except share and per share data)

                                                                                            PERCENTAGE
                                                                                            OF GROSS
                                                                                            PREMIUMS
                                        GROSS        GROSS        GROSS          NET       ASSUMED TO
                                       PREMIUMS     PREMIUMS     PREMIUMS     PREMIUMS    NET PREMIUMS
                                        WRITTEN      CEDED        ASSUMED      EARNED         EARNED
                                        -------      -----        -------      ------     -------------
Year ended December 31, 1999
     Continuing operations.........     $  49,856    $ 40,405     $      0     $    9,451          0%
     Discontinued operations.......             0       2,302        4,701          2,399        196%
                                        ---------    --------     --------     ----------        ----
         Total for all operations..     $  49,856    $ 42,707     $  4,701     $   11,850         40%
                                        =========    ========     ========     ==========

Year ended December 31, 2000
     Continuing operations.........     $  53,767    $ 41,819     $  7,546     $   18,494          0%
     Discontinued operations.......             0         319        1,172            853        137%
                                        ---------    --------     --------     ----------        ----
         Total for all operations..     $  53,767    $ 42,138     $  8,718     $   19,347          6%
                                        =========    ========     ========     ==========

Year ended December 31, 2001
     Continuing operations.........     $  37,575    $ 17,597     $  7,816     $   27,794          0%
     Discontinued operations.......             0         620          272           (348)       N/A%
                                        ---------    --------     --------     -----------       ----
         Total for all operations..     $  37,575    $ 18,217     $  8,088     $   27,446          1%
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