Form 10-Q
period 2002-03-31
STIRLING COOKE BROWN HOLDINGS LTD
filed 2002-05-15
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

                                     OR
[-]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from            to
                                      ------------  --------------

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

                    YES      [X]               NO      [_]

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of March 31, 2002 was 9,519,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION


                                                                          PAGE
                                                                          ----
ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   Unaudited Consolidated Balance Sheets at
   December 31, 2001 and March 31, 2002 ..................................   1

   Unaudited Consolidated Statements of Income and Comprehensive
   Income for the three-month periods ended March 31, 2001 and 2002.......   2

   Unaudited Consolidated Statements of Changes in Shareholders'
   Equity for the three-month periods ended March 31, 2001 and 2002.......   3

   Unaudited Consolidated Statements of Cash Flows for the
   three-month periods ended March 31, 2001 and 2002......................   4

   Notes to Unaudited Consolidated Financial Statements at
   March 31, 2001 and 2002................................................   5

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................   7

                        PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS................................................  13

ITEM 5   OTHER INFORMATION................................................  16

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.................................  16

         SIGNATURES.......................................................  17

                                  EXHIBITS

Exhibit 11 - Statement of Computation of Net Income Per Ordinary Share
Exhibit 99 - Forward Looking Information

                   STIRLING COOKE BROWN HOLDINGS LIMITED

                        CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED) (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER-SHARE DATA)


                                                                                               2001          2002
                           ASSETS                                                         -----------    ------------
                           ------
Marketable securities, at fair value
         Debt securities (amortized cost, 2001 - $24,263, 2002 - $21,772).............    $    24,824    $     21,986
         Equity securities (cost, 2001 - $1,553, 2002 - $1,053).......................          1,704           1,138
         Short-term investments (amortized cost, 2001 - $3,535, 2002 - $2,955)........          3,535           2,955
                                                                                          -----------    ------------
Total marketable securities...........................................................         30,063          26,079
Cash and cash equivalents.............................................................         16,520          14,624
Fiduciary funds-restricted............................................................         33,825          34,010
Insurance and reinsurance balances receivable.........................................      1,040,649       1,069,542
Paid losses recoverable from reinsurers...............................................         24,558          23,079
Outstanding losses recoverable from reinsurers........................................         66,851          61,544
Deferred acquisition costs............................................................          3,591           2,997
Deferred reinsurance premiums ceded...................................................          2,693           2,481
Deferred tax asset....................................................................          6,193           6,571
Goodwill..............................................................................          1,041           1,041
Other assets..........................................................................          8,411           7,947
Income taxes receivable...............................................................            740             740
Assets related to deposit liabilities.................................................          2,033           1,894
                                                                                          -----------    ------------
         Total assets.................................................................    $ 1,237,168    $  1,252,549
                                                                                          ===========    ============

                                   LIABILITIES
Outstanding losses and loss expenses..................................................    $   106,762    $    101,250
Unearned premiums.....................................................................         15,573          12,303
Deferred income.......................................................................          2,978           2,651
Insurance and reinsurance balances payable............................................      1,051,703       1,082,643
Funds withheld........................................................................             60              60
Accounts payable and accrued liabilities..............................................         22,554          20,947
Deposit liabilities...................................................................          2,033           1,894
                                                                                          -----------    ------------
         Total liabilities............................................................    $ 1,201,663    $  1,221,748
                                                                                          -----------    ------------
Contingencies (Part II - Item 1 - Legal Proceedings)



                                  SHAREHOLDERS' EQUITY
                                  --------------------


Share Capital
         Authorized 20,000,000 ordinary shares of par value $0.25 each
         Issued and fully paid 9,963,372 and 9,963,372 ordinary shares................          2,491           2,491
Additional paid in capital............................................................         54,317          54,317
Deferred compensation.................................................................            (50)            (36)
Accumulated other comprehensive income................................................            650             229
Deficit...............................................................................        (16,246)        (20,543)
                                                                                          ------------   -------------
                                                                                               41,162          36,458
Less: Ordinary shares in treasury (2001 - 443,400, 2002 - 443,400) at cost............         (5,657)         (5,657)
                                                                                          ------------   -------------
         Total shareholders' equity...................................................         35,505          30,801
                                                                                          ------------   ------------
         Total liabilities and shareholders' equity...................................    $ 1,237,168    $  1,252,549
                                                                                          ===========    ============

                       See accompanying notes to unaudited consolidated financial statements

                   STIRLING COOKE BROWN HOLDINGS LIMITED
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      AND COMPREHENSIVE INCOME (LOSS)

                 THREE MONTHS ENDED MARCH 31, 2001 AND 2002
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)


                                                                                         2001           2002
                                                                                      ---------      ---------
          REVENUES
               Risk management fees...............................................    $   4,799      $  3,482
               Net premiums earned................................................        4,342         6,334
               Net investment income..............................................        1,257           671
               Other income.......................................................        1,023             7
                                                                                      ----------     --------
                    Total revenues................................................       11,421        10,494
                                                                                      ---------      --------
          EXPENSES
               Net losses and loss expenses incurred..............................        2,879         5,022
               Acquisition costs..................................................        1,377         1,004
               Depreciation and amortization of capital assets....................          273           252
               Amortization of goodwill...........................................           58            --
               Salaries and benefits..............................................        4,437         4,053
               Other operating expenses...........................................        4,255         4,058
                                                                                      ---------      --------
                    Total expenses................................................       13,279        14,389
                                                                                      ---------        ------
          LOSS FROM CONTINUING OPERATIONS BEFORE TAXATION                                (1,858)       (3,895)
               Taxation...........................................................         (338)         (379)
                                                                                      ----------     ---------
          NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED SEGMENTS........       (1,520)       (3,516)
          Discontinued segments:
               Net loss from operations of discontinued segments..................         (409)         (781)
                                                                                      ----------     ---------
          NET LOSS FROM OPERATIONS................................................    $  (1,929)     $ (4,297)
                                                                                      ----------     ---------


          OTHER COMPREHENSIVE INCOME:
               Unrealized holding gains (losses) arising during the period........          633          (350)
               Less: reclassification adjustments for realized gains
                  included in net loss............................................         (118)          (71)
                                                                                      ----------     ---------
               Other comprehensive income (loss)..................................          515          (421)
               Comprehensive loss.................................................    $  (1,414)     $ (4,718)
                                                                                      ==========     =========

          NET LOSS PER SHARE
               Loss from continuing operations....................................    $  (0.16)      $  (0.37)
               Loss from discontinued segments....................................       (0.04)         (0.08)
                                                                                      ---------      ---------
               Net loss per share.................................................    $  (0.20)      $  (0.45)
                                                                                      =========      =========

          NET LOSS PER SHARE ASSUMING DILUTION
               Loss from continuing operations....................................    $  (0.16)       $ (0.37)
               Loss from discontinued segments....................................       (0.04)         (0.08)
                                                                                      ---------       --------
               Net loss per share.................................................    $  (0.20)       $ (0.45)
                                                                                      =========       ========

                                See accompanying notes to unaudited consolidated financial statements


                   STIRLING COOKE BROWN HOLDINGS LIMITED

    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 THREE MONTHS ENDED MARCH 31, 2001 AND 2002
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)


                                                                                2001             2002
                                                                          ----------------  --------------
    ORDINARY SHARES OF PAR VALUE $0.25 EACH
         Balance at beginning of period........................           $     2,466       $     2,491
         Issuance of restricted stock..........................                    25                --
                                                                          ----------------  --------------
         Balance at end of period..............................           $     2,491       $     2,491
                                                                          ----------------  --------------

    ADDITIONAL PAID IN CAPITAL
         Balance at beginning of period........................           $    54,167       $    54,317
         Issuance of restricted stock..........................                   150                --
                                                                          ----------------  --------------
         Balance at end of period..............................           $    54,317       $    54,317
                                                                          ----------------  --------------

    DEFERRED COMPENSATION
         Balance at beginning of period........................           $        --       $       (50)
         Issuance of restricted stock..........................                  (175)               --
         Amortized during period...............................                    73                14
                                                                          ----------------  --------------
         Balance at end of period..............................           $      (102)      $       (36)
                                                                          ----------------  --------------

    ACCUMULATED OTHER COMPREHENSIVE INCOME
         Balance at beginning of period........................           $       (29)      $       650
         Change in unrealized gain (loss) on marketable
           securities..........................................                   515              (421)
                                                                          ----------------  --------------
         Balance at end of period..............................           $       486       $       229
                                                                          ----------------  --------------

    RETAINED EARNINGS (DEFICIT)
         Balance at beginning of period........................           $     5,932       $   (16,246)
         Net loss..............................................                (1,929)           (4,297)
         Dividends.............................................                    --                --
                                                                          ----------------  --------------
         Balance at end of period..............................           $     4,003       $   (20,543)
                                                                          ----------------  --------------

    TREASURY STOCK
         Balance at beginning of period........................           $    (5,657)      $    (5,657)
         Purchase of ordinary shares in treasury...............                    --                --
                                                                          ----------------  --------------
         Balance at end of period..............................           $    (5,657)      $    (5,657)
                                                                          ----------------  --------------
         Total shareholders' equity............................           $    55,538       $    30,801
                                                                          ================  ==============

  Dividends paid per share were $0.00 and $0.00 for the three months ended
                   March 31, 2001 and 2002, respectively



              See accompanying notes to unaudited consolidated
                           financial statements.

                   STIRLING COOKE BROWN HOLDINGS LIMITED
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 2001 AND 2002
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                                         2001                    2002
                                                                                    ---------------         ---------------
OPERATING ACTIVITIES
Net loss                                                                               $  (1,929)              $  (4,297)
Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization of capital assets...........................            281                     252
       Amortization of goodwill..................................................             58                     --
       Amortization of marketable securities.....................................            (21)                     12
       Net gains on sale of marketable securities................................           (125)                    (71)
       Net gains on sale of capital assets.......................................            (10)                     (4)
       Amortization of deferred compensation.....................................             73                      14
Changes in non-cash operating assets and liabilities:
       Fiduciary funds...........................................................         13,074                    (185)
       Insurance and reinsurance balances receivable.............................        (45,589)                (28,894)
       Paid losses recoverable from reinsurers...................................         (4,347)                  1,479
       Outstanding losses recoverable from reinsurers............................          6,128                   5,307
       Deferred acquisition costs................................................           (644)                    594
       Deferred reinsurance premiums ceded.......................................          3,733                     212
       Other assets..............................................................          2,374                     222
       Income taxes receivable...................................................           (155)                     --
       Deferred tax asset........................................................             --                    (379)
       Assets related to deposit liabilities.....................................            296                     139
       Outstanding losses and loss expenses......................................         (8,671)                 (5,512)
       Unearned premiums.........................................................         (1,235)                 (3,271)
       Insurance and reinsurance balances payable................................         50,211                  30,940
       Funds withheld............................................................         (1,503)                    --
       Accounts payable and accrued liabilities..................................        (11,603)                 (1,607)
       Deferred income...........................................................           (589)                   (327)
       Deposit liabilities.......................................................           (296)                   (139)
                                                                                       -----------             ----------
           Net cash used by operating activities.................................           (489)                 (5,515)
INVESTING ACTIVITIES
       Purchase of capital assets................................................           (125)                    (34)
       Sale of capital assets....................................................             11                      23
       Purchase of debt securities...............................................        (13,848)                   (635)
       Purchase of short-term investments, net...................................           (479)                    580
       Proceeds on sale of debt securities.......................................         12,147                   3,144
       Proceeds on sale of equity securities.....................................             --                     541
                                                                                       ---------               ---------
           Cash (used) provided by investing activities..........................         (2,294)                  3,619
FINANCING ACTIVITIES
       Dividends.................................................................             --                      --
                                                                                       ---------               ---------
           Cash used by investing activities.....................................             --                      --
                                                                                       ---------               ---------
Decrease in cash and cash equivalents...........................................          (2,783)                 (1,896)
Cash and cash equivalents at beginning of period................................          41,358                  16,520
                                                                                       ----------              ---------
Cash and cash equivalents at end of period......................................       $  38,575               $  14,624
                                                                                       ==========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for income taxes..............................      $      --               $      --
                                                                                       =========               =========

   See accompanying notes to unaudited consolidated financial statements


                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2001 AND 2002
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)





1.       INTERIM ACCOUNTING POLICY

In the opinion of management of Stirling Cooke Brown Holdings Limited ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2001 and March 31, 2002, the results of operations for the three months ended March 31, 2001 and 2002 and the cash flows for the three months ended March 31, 2001 and 2002. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of what operating results may be for the full year.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months. SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The reassessment was completed prior to the first quarter of 2002. The provisions of SFAS No. 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001. All provisions of SFAS No. 142 were applied beginning January 1, 2002 to goodwill and other intangible assets. Goodwill amortization totaled $58 in the first quarter of 2001, and the Company expects it would have approximated $35 in the first quarter of 2002 before application of the non-amortization provisions of this statement.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. SFAS No. 144, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company adopted the provisions of the Statement January 1, 2002, which did not have a significant impact on the Company's financial position or results of operations.

2.       REVENUES AND NET INCOME (LOSS) BY SEGMENT


                                          SEGMENT REVENUES                SEGMENT PRETAX INCOME (LOSS)
                                        FOR THE THREE MONTHS                  FOR THE THREE MONTHS
                                          ENDED MARCH 31,                        ENDED MARCH 31,
                                      2001           2002                  2001            2002
                                      ----           ----                  ----            ----
                                     (dollars in thousands)                 (dollars in thousands)
CONTINUING OPERATIONS:
Insurance                             $  5,277    $   6,618                  $   (724)       $ (1,099)
Program business                         3,100        2,912                      (996)           (110)
Brokerage                                1,622          827                      (432)         (1,812)
Other                                    1,422          137                       294            (874)
                                      ---------   ----------                 ---------       ---------
 Total continuing operations          $ 11,421    $  10,494                  $ (1,858)       $ (3,895)
                                      ---------   ----------                 ---------       ---------

DISCONTINUED OPERATIONS:
Underwriting management               $    172    $      31                  $   (148)       $   (285)
Reinsurance                                212           (8)                     (261)           (496)
                                      ---------   ----------                 ---------       ---------
 Total discontinued operations        $    384    $      23                  $   (409)       $   (781)
                                      ---------   ----------                 ---------       ---------


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of the results of operations of Stirling Cooke Brown Holdings Limited ("the Company") for the three months ended March 31, 2001 and 2002 and financial condition as of March 31, 2002. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

GENERAL

The Company is a Bermuda holding company incorporated on December 12, 1995, which, through its subsidiaries, provides insurance services and products. The Company provides its range of services and products to insurance and reinsurance companies, insurance agents, and insureds. The Company is involved primarily in the workers' compensation, occupational accident and health and property/casualty insurance markets through its subsidiaries located in the United States, Bermuda and London.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002.


REVENUES AND NET LOSS
---------------------
                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                             2001              2002
                                                                          ----------         ---------
                                                                            (dollars in thousands)

Revenues from continuing operations                                       $   11,421         $ 10,494
Expenses from continuing operations (including insurance costs)               13,279           14,389
                                                                          ----------         --------
Loss before taxation from continuing operations                               (1,858)          (3,895)
Taxation                                                                        (338)            (379)
                                                                          -----------        ---------
Net loss before discontinued operations                                       (1,520)          (3,516)
Discontinued operations                                                         (409)            (781)
                                                                          -----------        ---------
Net loss from all operations                                              $   (1,929)        $ (4,297)
                                                                          ===========        =========

BASIC EPS
  Net Loss per Share                                                      $    (0.20)        $  (0.45)
  Avg. no. of ordinary shares outstanding (000's)                              9,520            9,520

DILUTED EPS
  Net Loss per Share                                                      $    (0.20)        $  (0.45)
 Avg. no. of ordinary shares outstanding (000's)                               9,520            9,520


Basic net loss per share was $0.45 in the first quarter of 2002, compared to basic net loss per share of $0.20 in the first quarter of 2001. Diluted net loss per share was $0.45 in the first quarter of 2002, compared to diluted net loss per share of $0.20 in the first quarter of 2001.

Net loss from all operations for the first quarter of 2002 was $4.3 million, compared to net loss from all operations for the first quarter of 2001 of $1.9 million. The results for the quarter continued to be affected by adverse factors which impacted the Company's results last year. The U.S. workers' compensation insurance market, in which the Company conducts most of its business, remained a difficult environment in which to operate. The Company also continued to incur costs pertaining to reinsurance-related disputes in which the Company and others are involved, including certain litigation, the unanticipated duration of which has placed a significant strain on the cash resources of the Company. In addition, the Company continued to see deterioration in the results of its discontinued reinsurance segment operations due to increases in loss reserves against one particular program which the Company ceased writing in 1998.

Revenues from continuing operations of $10.5 million in the first quarter of 2002 represented a $0.9 million decrease versus $11.4 million in the first quarter of 2001. Net loss from operations of $4.3 million in the first quarter of 2002 represented an increase in net loss of $2.4 million from a net loss from operations of $1.9 million in the first quarter of 2001. The decline in revenues from continuing operations in 2002 reflected the difficult market conditions in the brokerage and program business segments. This decline was partially offset by increased net premiums earned in the insurance segment as the insurance segment retained more business by reducing the amount of reinsurance purchased for its programs. Expenses from continuing operations, including insurance costs, of $14.4 million in the first quarter of 2002 represent a $1.1 million increase from $13.3 million in the first quarter of 2001. Insurance costs for the first quarter of 2002 increased to $6.0 million, compared to $4.3 million in the first quarter of 2001. The increases in insurance costs, which include incurred losses, were primarily due to the increases in net premiums earned.

Total expenses from continuing operations excluding insurance costs for the first quarter of 2002 were $8.4 million, versus $9.0 million in the first quarter of 2001. This decrease in expenses from continuing operations reflects the effects of the restructuring program begun in 1999, together with a general reduction in administrative costs as a result of reduced business volume. In a continuing effort to streamline operations and reduce ongoing costs, the Company consolidated its Dallas MGA office with its Boca Raton MGA office effective January 1, 2002. In addition, expenses from continuing operations continued to be impacted by costs and provisions pertaining to reinsurance-related disputes in which the Company is involved, including certain litigation.


REVENUES AND NET INCOME (LOSS) BY SEGMENT

                                          SEGMENT REVENUES                SEGMENT PRETAX INCOME (LOSS)
                                        FOR THE THREE MONTHS                  FOR THE THREE MONTHS
                                          ENDED MARCH 31,                        ENDED MARCH 31,
                                      2001           2002                  2001            2002
                                      ----           ----                  ----            ----
                                     (dollars in thousands)                 (dollars in thousands)
CONTINUING OPERATIONS:
Insurance                             $ 5,277     $   6,618                  $   (724)       $ (1,099)
Program business                        3,100         2,912                      (996)           (110)
Brokerage                               1,622           827                      (432)         (1,812)
Other                                   1,422           137                       294            (874)
                                      -------     ---------                  ---------       ---------
 Total continuing operations          $11,421     $  10,494                  $ (1,858)       $ (3,895)
                                      -------     ---------                  ---------       ---------

DISCONTINUED OPERATIONS:
Underwriting management               $   172     $      31                  $   (148)       $   (285)
Reinsurance                               212            (8)                     (261)           (496)
                                      -------     ----------                 ---------       ---------
 Total discontinued operations        $   384     $      23                  $   (409)       $   (781)
                                      -------     ---------                  ---------       ---------


Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company. Insurance segment revenues of $6.6 million in the first quarter of 2002 represented an increase of $1.3 million from insurance segment revenues of $5.3 million in the first quarter of 2001. Gross written premiums were $5.3 million in the first quarter of 2002, which represented a $1.7 million decrease from $7.0 million in the first quarter of 2001. Net premiums earned were $6.3 million in the first quarter of 2002, which represented a $2.0 million increase from $4.3 million in the first quarter of 2001. The increase in insurance segment revenues reflects the increase in net premiums earned. Gross written premiums decreased due to the decision to discontinue certain loss-making programs in 2000. Despite the decrease in gross premiums, net premiums written and earned increased as a result of reduced reinsurance ceded.

Loss before tax for the insurance segment of $1.1 million in the first quarter of 2002 represented an increase in loss of $0.4 million from loss before tax of $0.7 million in the first quarter of 2001. The increased loss before tax resulted from an increase in losses incurred on business written.

In April, 2002, A.M. Best Company decreased Realm National Insurance Company's rating to C++ from B+. The Company is currently evaluating the extent to which the downgrade may adversely affect Realm National's profitability. While there can be no assurance of an upgrade of Realm National's rating, the Company believes that the favorable resolution of certain reinsurance disputes should better position Realm National to seek reconsideration of its rating in the foreseeable future.


Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $2.9 million in the first quarter of 2002 represented a decrease of $0.2 million from program business revenues of $3.1 million in the first quarter of 2001. This decrease was due to a reduction in program business volume due to management's decision to impose more selective underwriting conditions on continuing programs.

The program business segment loss before tax of $0.1 million in the first quarter of 2002 represented an improvement of $0.9 million from loss before tax of $1.0 million in the first quarter of 2001. In a continuing effort to streamline operations and reduce ongoing costs, the Company consolidated its Dallas MGA office with its Boca Raton MGA office at the end of 2001.


Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Brokerage segment revenues of $0.8 million in the first quarter of 2002 represented a decrease of $0.8 million from brokerage segment revenues of $1.6 million in the first quarter of 2001. The segment has been adversely affected by the disruption caused by widespread reinsurance market disputes and legal proceedings, including those involving the Company. The decrease in brokerage segment revenues was also the result of reduced business being brokered due to significantly diminished reinsurance capacity for workers' compensation business.

The brokerage segment's loss before tax of $1.8 million in the first quarter of 2002 represented an increase of $1.4 million from loss before tax of $0.4 million in the first quarter of 2001. The 2002 loss before tax reflects the decrease in revenues, which was partially offset by a decrease in brokerage segment expenses. Expenses for the segment continued to be impacted by significant costs and provisions associated with widespread reinsurance disputes involving the Company or its clients, including certain litigation.


Other
-----

Other revenues include primarily the Company's holding companies and other non-operating subsidiaries, as well as provisions against investments in non-consolidating affiliates. Other revenues of $0.1 million in the first quarter of 2002 represented a decrease of $1.3 million from other revenues of $1.4 million in the first quarter of 2001. Loss before tax for the quarter was $0.9 million, compared to net income before tax of $0.3 million in the first quarter of 2001. The negative change in revenues and income from 2001 to 2002 was primarily the result of a gain of $1.1 million on the sale of an investment during 2001. The loss before tax for the quarter primarily reflects costs in respect of ongoing administrative expenses.

Discontinued operations
-----------------------

Following a review of its operations, the Company decided on March 6, 2001 to discontinue its loss-making reinsurance and underwriting management segments, effective December 31, 2000.

The Company's discontinued underwriting management segment comprises companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. Underwriting management revenues decreased $0.2 million from underwriting management revenues of $0.2 million in the first quarter of 2001. Underwriting management loss before tax of $0.3 million in the first quarter of 2002 increased from loss before tax of $0.1 million in the first quarter of 2001.

The Company's discontinued reinsurance segment consists of its reinsurance subsidiary, CIRCL. CIRCL primarily reinsured workers' compensation and property and general liability risks. Reinsurance segment revenues decreased $0.2 million from reinsurance segment revenues of $0.2 million in the first quarter of 2001.

Reinsurance segment loss before tax of $0.5 million in the first quarter of 2002 represented an increase of $0.2 million from loss before tax of $0.3 million in the first quarter of 2001. The primary reason for the loss before tax during 2002 was a strengthening of reserves on discontinued programs. The recent losses caused CIRCL's shareholder equity to become negative in the third quarter of 2001. It is the Company's intention not to provide additional funds to CIRCL for losses it has incurred. The Company, therefore, believes that CIRCL's insolvency will not have a material effect on the consolidated financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2002, the Company held cash and marketable securities of $40.7 million, compared to $46.6 million at December 31, 2001. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $34.0 million at March 31, 2002, compared to $33.8 million at December 31, 2000. These decreased cash balances reflect the slow-down in the Company's business activities for 2002, the impact of delays in receiving outstanding reinsurance recoveries, and the net loss for the quarter. Of the $40.7 million of cash and marketable securities held by the Company at quarter end, $25.9 million (2001--$29.4 million) was held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. At March 31, 2002, the Company's investment portfolio (at fair market value) totaled $26.1 million (2001--$30.1 million). The portfolio consisted primarily of U.S. Treasury obligations, short-term cash and A-rated corporate debt securities.

During the first quarter of 2002, the Company's operating activities used $5.5 million of net cash, compared to using $0.5 million of net cash during the first quarter of 2001. The cash used by operating activities varies according to the Company's net loss and the timing of collections and payments of the Company's insurance and reinsurance balances. In light of continuing losses, the Company is continuing to review all operations and take steps to restructure those operations in an attempt to reduce cash usage. The Company does not anticipate that it will be able to materially reduce the amount of cash required in connection with the defense of certain ongoing litigation prior to year-end 2002, the unanticipated duration of which has placed a significant strain on the cash resources of the Company.

The increase of $28.9 million in insurance and reinsurance balances receivable during the quarter, along with the corresponding increase of $30.9 million in insurance and reinsurance balances payable, primarily reflects the growth in clients' claims balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and underwriting management segment subsidiaries experienced a significant growth in client balances receivable and payable recorded at the end of the quarter, reflecting this accumulation of claims due from one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet.

Shareholders' equity decreased by $4.7 million, to $30.8 million, at March 31, 2002 from $35.5 million at December 31, 2001, due primarily to the net loss incurred for the quarter.

On February 14, 2002, the Company was advised by the Nasdaq stock market that it was not in compliance with certain Nasdaq Marketplace Rules, specifically those relating to the minimum bid price of the Company's

Ordinary Stock and the minimum market value of its publicly held shares. The Company was further advised that it would have until May 15, 2002 within which to regain compliance with the Marketplace Rules, failing which the Company would be provided with written notification that its securities would be delisted. The Company would be able to appeal any such determination to the Nasdaq Listing Qualifications Panel. The Company has the option, prior to May 15, 2002, to apply to transfer its securities to The Nasdaq SmallCap Market, which application would have the effect of staying notification of delisting but, in the event that the Company's transfer application were not approved, notification of delisting would then be issued, again subject to a possible appeal. The Company believes that it will not be in compliance with the applicable Marketplace Rules by May 15, 2002, and has filed an application to transfer its securities to The Nasdaq SmallCap Market.

The Company had no outstanding debt at March 31, 2002.

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

Losses and loss expenses: Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liability associated with the reinsured policy. Outstanding losses recoverable are shown separately on the consolidated balance sheets. The Company establishes reserves for losses and loss adjustment expenses related to reported claims on the basis of the evaluations of independent claims adjusters and the Company's own claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses. The Company's independent actuaries estimate claims and claims expenses arising for losses that have occurred but not yet been reported based upon the Company's and the insurance industry's experience, together with statistical information with respect to the probable number and nature of such claims. The Company established an accrual in 2001 in connection with an indemnification to its major issuing company. While the liability is not included in loss reserves, it is based on losses and is subject to the same estimation processes discussed above. The Company believes that the provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred; however, such a provision is an estimate and may ultimately be significantly greater or less than the provision established. The Company has limited historical loss experience available to serve as a basis for the estimation of ultimate losses. It is possible that management will revise the estimate of outstanding losses and loss expenses in the future.

Premiums written, assumed and ceded: Premiums written and assumed are recorded on an accrual basis and included in income on a pro-rata basis over the life of the policies or reinsurance agreements to which they relate, with the unearned portion deferred in the consolidated balance sheets. Adjustment premiums arising from premium audits are recorded in the period in which they are determined. Reinsurance premiums ceded are similarly pro-rated over the terms of the reinsurance contract, with the unearned portion being deferred in the consolidated balance sheets as deferred reinsurance premiums ceded.



ACCOUNTING PRONOUNCEMENTS
-------------------------

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months. SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The reassessment was completed prior to the first quarter of 2002. The provisions of SFAS No. 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001. All provisions of SFAS No. 142 were applied beginning January 1, 2002 to goodwill and other intangible assets. Goodwill amortization totaled $58 in the first quarter of 2001, and the Company expects it would have approximated $35 in the first quarter of 2002 before application of the non-amortization provisions of this statement.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. SFAS No. 144, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company adopted the provisions of the Statement January 1, 2002, which did not have a significant impact on the Company's financial position or results of operations.

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

                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a) The trial in the proceedings which Sphere Drake Insurance Limited ("Sphere Drake") caused to be issued on February 29, 2000 in the London Commercial Court (equivalent to a civil complaint in U.S. jurisdictions) against two of the Company's U.K. subsidiaries, two former officers of those subsidiaries and others, is under way and currently is expected to conclude during the fourth quarter of 2002. Sphere Drake alleges, in substance, that each and every contract placed with it through its underwriting agent by the Company's U.K. broker subsidiary was commercially unreasonable. Sphere Drake further alleges that this was obvious to the broker and that, accordingly, the London Commercial Court should infer a conspiracy between the broker and the underwriting agent to defraud Sphere Drake, thereby allowing it to treat as void from the outset all of the inwards reinsurance contracts placed with Sphere Drake through its underwriting agent by the Company's broker subsidiary.

While it remains the opinion of management that the claims described in Sphere Drake's action are without merit and the case is being and will be defended vigorously, the unexpected length of the trial of this action and the significant cost of maintaining such a defense represent a considerable strain on the cash resources of the Company and its subsidiaries.

(b) On December 6, 2001, a jury returned a verdict dismissing all of the claims asserted against the Company, together with one of its London subsidiaries and a former employee of that subsidiary, in a third-party action in the New York State Supreme Court brought by AXA Reassurance S.A. ("AXA"). The verdict also encompassed all of the claims asserted against these same defendants by New Hampshire Insurance Company ("NHIC"). In that action, AXA had sought indemnity and damages resulting from its efforts to void reinsurance contracts entered into in connection with certain "reinsurance-backed gap film financing" arrangements ("Film Finance Covers") brokered by the Company's London subsidiary. Certain claims in the action relating to other parties remain to be resolved by the Court, with the result that a final judgment subject to appeal has not yet been entered.

On July 2, 2001, the third-party complaint filed by defendant AXA Corporate Solutions (U.K.) Ltd. ("ACS") against the Company, one of its London subsidiaries and a former employee of that subsidiary (the "SCB Defendants") in an existing action originally brought by the insured Silicon Valley Bank was dismissed without prejudice. The third party complaint had alleged fraudulent and/or wrongful inducement to contract, allegedly resulting in exposure to liability for claims under another Film Finance Cover brokered by the Company's London subsidiary. ACS filed a motion seeking reconsideration of that decision, which motion was denied by the Court on March 18, 2002. Two of the Company's London subsidiaries were served with a separate third-party complaint in this action alleging claims for fraudulent inducement, negligent misrepresentation and fraud and deceit by a different insurer defendant, NHIC. The London subsidiaries have entered into a tolling agreement with NHIC that will suspend for the time being the prosecution of NHIC's claims, as well as the running of the statute of limitations pertaining thereto.

Two of the Company's London subsidiaries have been named as third party defendants in a federal court action instituted by Silicon Valley Bank in California involving a different Film Finance Cover. These subsidiaries also were named as defendants in a federal district court action by NHIC, which action has been dismissed without prejudice. The tolling agreement referred to above also applies to the claims in these two actions.

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

The Company understands that reinsurers generally have alleged that they sustained losses due to an "artificial" spiral in the LMX market, the existence of which, as well as other information, was not disclosed to them by the ceding insurers or their reinsurance brokers. In certain proceedings, there also are specific misrepresentation and non-disclosure allegations that are not of a generic nature. Relying on either or both types of allegations, these reinsurers have asserted that they are no longer obliged to honor their reinsurance agreements and have suspended payment of claims.

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

One of the arbitration awards referenced above allowed a reinsurer to avoid certain of its reinsurance contracts with a Lloyd's syndicate. According to reports in the London press, that award may have caused the syndicate's liabilities to increase beyond the financial resources available to it and its Names, requiring the syndicate to avail itself of the Lloyd's Central Fund. Thereafter, Lloyd's initiated an investigation of that syndicate and all "market participants," including the Company's U.K. subsidiaries. The Company believes that the investigation is ongoing, but has no other information as to the progress of the investigation or when it will be completed.

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

Although no assurances can be given as to the outcome of the pending U.K. arbitrations or pending or potential arbitration or judicial proceedings related to the LMX spiral reinsurance arbitrations and their effect on the Company, the Company believes, based on the information presently available to it, that any such effect should not have a material adverse effect on the Company's financial condition, unless the Company is required to incur substantial legal fees in connection therewith.

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

One result of this market disruption has been that certain reinsurers with whom the Company's broker subsidiaries placed business on behalf of ceding insurer clients suspended claims payments to those clients, as well as to the Company's insurance and reinsurance subsidiaries, in certain instances also claiming a right to rescind the reinsurance contracts. As a result, a number of arbitrations were commenced between Company clients and their reinsurers. The Company has endeavored consistently to provide support to its clients in connection with these proceedings. In one ongoing arbitration involving the Company's insurer subsidiary, Realm National, that company succeeded in the second quarter in obtaining a decision from an arbitration panel which enforced various contracts of reinsurance and provided for the payment of certain balances thereunder, confirming Realm National's entitlement to $4.8 million in interim relief that previously had been awarded by the arbitration panel, and awarding additional amounts.

In some instances, disputes or potential disputes have arisen concerning whether reinsurance was properly placed by the Company's broker subsidiaries. In other instances, the Company's ceding insurer clients have demanded indemnification by the Company if the client's reinsurance contracts ultimately are avoided by its reinsurers.

Although no assurances can be given as to the effect on the Company of the various disputes in the worker's compensation reinsurance market, or related arbitrations, the Company believes, based on the information presently available to it, that any such effect should not have a material adverse effect on the Company's financial condition, unless the Company is required to incur substantial legal fees in connection therewith.

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


Dated:  May 15,2002


                        STIRLING COOKE BROWN HOLDINGS LIMITED

                        BY:                /s/ Stephen A. Crane
                           ---------------------------------------------------

                        Stephen A. Crane
                        CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER