Form 10-Q
period 2002-06-30
STIRLING COOKE BROWN HOLDINGS LTD
filed 2002-08-14
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

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

                    YES      |X|               NO      |_|

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of June 30, 2002 was 9,519,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION


                                                                          PAGE
                                                                          ----

ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31, 2001
         (Audited) and June 30, 2002 (Unaudited) ..........................  1

         Unaudited Consolidated Statements of Income and
         Comprehensive Income for the three-month and six-month
         periods ended June 30, 2001 and 2002.............................  2

         Unaudited Consolidated Statements of Changes in
         Shareholders' Equity for the three-month and six-month
         periods ended June 30, 2001 and 2002.............................  3

         Unaudited Consolidated Statements of Cash Flows for the
         six-month periods ended June 30, 2001 and 2002...................  4

         Notes to Unaudited Consolidated Financial Statements at
         June 30, 2001 and 2002...........................................  5

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................  7

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK...................................................... 13

                        PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS................................................ 14

ITEM 5   OTHER INFORMATION................................................ 17

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K................................. 17

         SIGNATURES....................................................... 18

                                  EXHIBITS

Exhibit 11 - Statement of Computation of Net Income Per Ordinary Share
Exhibit 99 - Forward Looking Information

                   STIRLING COOKE BROWN HOLDINGS LIMITED

                        CONSOLIDATED BALANCE SHEETS

          DECEMBER 31, 2001 (AUDITED) AND JUNE 30, 2002 (UNAUDITED)
                 (EXPRESSED IN THOUSANDS OF UNITED STATES
                      DOLLARS, EXCEPT PER-SHARE DATA)

                                                                                              2001         2002
                                   ASSETS                                                 -----------  ------------
                                   ------
Marketable securities, at fair value
         Debt securities (amortized cost, 2001 - $24,263, 2002 - $23,574).............    $    24,824  $     24,330
         Equity securities (cost, 2001 - $1,553, 2002 - $1,052).......................          1,704         1,172
         Short-term investments (amortized cost, 2001 - $3,535, 2002 - $3,194)........          3,535         3,194
                                                                                          -----------  ------------
Total marketable securities...........................................................         30,063        28,696
Cash and cash equivalents.............................................................         16,520        13,659
Fiduciary funds-restricted............................................................         33,825        27,404
Insurance and reinsurance balances receivable.........................................      1,040,649       976,353
Paid losses recoverable from reinsurers...............................................         24,558         4,286
Outstanding losses recoverable from reinsurers........................................         66,851        41,185
Deferred acquisition costs............................................................          3,591         2,130
Deferred reinsurance premiums ceded...................................................          2,693         2,133
Deferred tax asset....................................................................          6,193         6,589
Goodwill..............................................................................          1,041         1,041
Other assets..........................................................................          8,411         8,727
Income taxes receivable...............................................................            740            --
Assets related to deposit liabilities.................................................          2,033         1,672
                                                                                          -----------  ------------
         Total assets.................................................................    $ 1,237,168  $  1,113,875
                                                                                          ===========  ============
                                LIABILITIES
                                -----------

Outstanding losses and loss expenses..................................................    $   106,762  $     70,545
Unearned premiums.....................................................................         15,573         9,891
Deferred income.......................................................................          2,978         2,328
Insurance and reinsurance balances payable............................................      1,051,703       976,348
Funds withheld........................................................................             60            83
Accounts payable and accrued liabilities..............................................         22,554        24,434
Deposit liabilities...................................................................          2,033         1,672
                                                                                          -----------  ------------
         Total liabilities............................................................      1,201,663  $  1,085,301
                                                                                          -----------  ------------

Contingencies (Part II - Item 1 - Legal Proceedings)

                                  SHAREHOLDERS' EQUITY
                                  --------------------

Share Capital
         Authorized 20,000,000 ordinary shares of par value $0.25 each
         Issued and fully paid 9,963,372 and 9,963,372 ordinary shares................          2,491         2,491
Additional paid in capital............................................................         54,317        54,317
Deferred compensation.................................................................            (50)          (21)
Accumulated other comprehensive gain..................................................            650           645
Deficit...............................................................................        (16,246)      (23,201)
                                                                                          ------------ -------------
                                                                                               41,162        34,231
Less: Ordinary shares in treasury (2001 - 443,400, 2002 - 443,400) at cost............         (5,657)       (5,657)
                                                                                          ------------ -------------
         Total shareholders' equity...................................................         35,505        28,574
                                                                                          -----------  -------------
         Total liabilities and shareholders' equity...................................    $ 1,237,168  $  1,113,875
                                                                                          ===========  =============

   See accompanying notes to unaudited consolidated financial statements.


                   STIRLING COOKE BROWN HOLDINGS LIMITED

             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      AND COMPREHENSIVE INCOME (LOSS)

          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                 (EXPRESSED IN THOUSANDS OF UNITED STATES
                      DOLLARS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                                 2001        2002             2001        2002

REVENUES                                                      ----------   ---------         ---------  ---------
     Risk management fees...........................          $   4,987    $  3,379          $  9,786   $  6,861
     Net premiums earned............................              5,682       7,313            10,024     13,647
     Net investment income..........................              1,185       1,052             2,442      1,723
     Other (losses) gains...........................                 (2)         15             1,021         22
                                                              ----------   ---------         ---------  ---------
         Total revenues.............................             11,852      11,759            23,273     22,253
EXPENSES                                                      ----------   ---------         ---------  ---------
     Net losses and loss expenses incurred..........              4,393       6,338             7,272     11,360
     Acquisition costs..............................              1,413       1,467             2,790      2,471
     Depreciation and amortization of capital assets                268         167               541        419
     Amortization of goodwill.......................                 58          --               116         --
     Salaries and benefits..........................              4,275       3,789             8,712      7,842
     Other operating expenses.......................              2,881       6,936             7,136     10,994
                                                              ----------   ---------         ---------  ---------
         Total expenses.............................             13,288      18,697            26,567     33,086
                                                              ----------   ---------         ---------  ---------
LOSS FROM CONTINUING OPERATIONS BEFORE TAXATION.....             (1,436)     (6,938)           (3,294)   (10,833)
Taxation............................................               (308)        (17)             (646)      (396)
                                                              ----------   ---------         ---------  ---------
NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
     OPERATIONS.....................................             (1,128)     (6,921)           (2,648)   (10,437)
Discontinued operations:
     Net loss from discontinued operations                       (1,148)       (555)           (1,557)    (1,336)
     Gain on disposal of discontinued operations....                 --       4,818                --      4,818
                                                              ----------   ---------         ---------  ---------
     Net (loss) income from discontinued operations              (1,148)      4,263            (1,557)     3,482
                                                              ----------   ---------         ---------  ---------
NET LOSS............................................          $  (2,276)  $  (2,658)        $  (4,205) $  (6,955)
                                                              ----------   ---------         ---------  ---------
OTHER COMPREHENSIVE LOSS
     Unrealized holding gains (losses) arising
     during the period..............................               (137)        484               451         93
     Less: reclassification adjustments for realized
     losses (gains) included in net loss............                (28)        (68)             (101)       (98)
                                                              ----------   ---------         ---------  ---------
     Other comprehensive income (loss)..............               (165)        416               350         (5)
                                                              ----------   ---------         ---------  ---------
     Comprehensive loss.............................          $  (2,441)   $ (2,242)         $ (3,855)  $ (6,960)
                                                              ==========   =========         =========  =========
NET LOSS PER SHARE
Loss from continuing operations.....................          $   (0.12)  $   (0.73)        $   (0.28) $   (1.10)
(Loss) income from discontinued operations..........              (0.12)       0.45             (0.16)      0.37
                                                              ----------   ---------         ---------  ---------
Net loss per share..................................          $   (0.24)  $   (0.28)        $   (0.44) $   (0.73)
                                                              ==========   =========         =========  =========

NET LOSS PER SHARE ASSUMING DILUTION
Loss from continuing operations.....................          $   (0.12)  $   (0.73)        $   (0.28) $   (1.10)
(Loss) income from discontinued operations..........              (0.12)       0.45             (0.16)      0.37
                                                              ----------   ---------         ---------  ---------
Net loss per share .................................          $   (0.24)  $   (0.28)        $   (0.44) $   (0.73)
                                                              ==========   =========         =========  =========

   See accompanying notes to unaudited consolidated financial statements.



                   STIRLING COOKE BROWN HOLDINGS LIMITED

    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                  (EXPRESSED IN THOUSANDS OF UNITED STATES
                      DOLLARS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30                        JUNE 30
                                                                    2001        2002            2001         2002
                                                                -----------  -----------     -----------  -----------

ORDINARY SHARES OF PAR VALUE $0.25 EACH
     Balance at beginning of period....................         $     2,491  $     2,491     $     2,466  $     2,491
     Issuance of restricted stock......................                  --           --              25          --
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $     2,491  $     2,491     $     2,491  $     2,491
                                                                -----------  -----------     -----------  -----------

ADDITIONAL PAID IN CAPITAL
     Balance at beginning of period....................         $    54,317  $    54,317     $    54,167  $    54,317
     Issuance of restricted stock......................             --                --             150           --
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $    54,317  $    54,317     $    54,317  $    54,317
                                                                -----------  -----------     -----------  -----------

DEFERRED COMPENSATION
     Balance at beginning of period....................         $      (102) $       (36)    $        --  $       (50)
     Issuance of restricted stock......................                  --           --            (175)          --
     Amortized during period...........................                  23           15              96           29
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $       (79) $       (21)    $       (79) $       (21)
                                                                -----------  -----------     -----------  -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Balance at beginning of period....................         $       486  $       229     $       (29) $       650
     Change in unrealized gain (loss) on marketable
       securities......................................                (165)         416             350           (5)
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $       321  $       645     $       321  $       645
                                                                -----------  -----------     -----------  -----------

RETAINED EARNINGS (DEFICIT)
     Balance at beginning of period....................         $     4,003  $   (20,543)    $     5,932  $   (16,246)
     Net loss..........................................              (2,276)      (2,658)         (4,205)      (6,955)
     Dividends.........................................                (565)          --            (565)          --
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $     1,162  $   (23,201)    $     1,162  $   (23,201)
                                                                -----------  -----------     -----------  -----------

TREASURY STOCK
     Balance at beginning of period....................         $    (5,657) $    (5,657)    $    (5,657) $    (5,657)
                                                                -----------  -----------     -----------  -----------
     Balance at end of period..........................         $    (5,657) $    (5,657)    $    (5,657) $    (5,657)
                                                                -----------  -----------     -----------  -----------
     Total shareholders' equity........................         $    52,555  $    28,574     $    52,555  $    28,574
                                                                ===========  ===========     ===========  ===========

Dividends  paid per share were $0.06 and $0.00 for the three months ended June 30, 2001 and 2002,  respectively,  and
$0.06 and $0.00 for the six months ended June 30, 2001 and 2002, respectively.

    See accompanying notes to unaudited consolidated financial statements.



                   STIRLING COOKE BROWN HOLDINGS LIMITED
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 2001 AND 2002
             (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)


                                                                                         2001                    2002
                                                                                    -------------           -------------

OPERATING ACTIVITIES
Net loss                                                                               $  (4,205)             $   (6,955)
Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization of capital assets...........................            557                     419
       Amortization of goodwill..................................................            116                      --
       Amortization/accretion of marketable securities...........................            (43)                     25
       Net realized (gains) losses on sale of marketable securities..............           (161)                   (114)
       Net gains on sale of capital assets.......................................             (1)                     (7)
       Amortization of deferred compensation.....................................             96                      29
Changes in non-cash operating assets and liabilities:
       Fiduciary funds...........................................................          3,983                   6,421
       Insurance and reinsurance balances receivable.............................       (129,148)                 64,295
       Paid losses recoverable from reinsurers...................................         (6,229)                 20,272
       Outstanding losses recoverable from reinsurers............................          4,588                  25,666
       Deferred acquisition costs................................................         (1,850)                  1,461
       Deferred reinsurance premiums ceded.......................................          7,010                     560
       Other assets..............................................................          3,137                    (924)
       Income taxes receivable...................................................            124                     740
       Deferred tax asset........................................................             --                    (396)
       Assets related to deposit liabilities.....................................            610                     360
       Outstanding losses and loss expenses......................................         (4,817)                (36,216)
       Unearned premiums.........................................................         (1,259)                 (5,682)
       Insurance and reinsurance balances payable................................        122,278                 (75,355)
       Funds withheld............................................................         (1,143)                     23
       Accounts payable and accrued liabilities..................................         (9,667)                  1,880
       Deferred income...........................................................           (372)                   (650)
       Deposit liabilities.......................................................           (610)                   (360)
                                                                                       ----------           -------------
           Net cash used by operating activities.................................        (17,006)                 (4,508)

INVESTING ACTIVITIES
       Purchase of capital assets................................................           (125)                    (38)
       Sale of capital assets....................................................             11                      66
       Purchase of debt securities...............................................        (17,135)                 (4,682)
       Purchase of short-term investments, net...................................          2,892                     340
       Proceeds on sale of debt securities.......................................         14,364                   5,419
       Proceeds on sale of equity securities.....................................             25                     542
                                                                                       -----------          -------------
           Cash provided by investing activities.................................             32                   1,647

FINANCING ACTIVITIES
       Dividends.................................................................           (565)                     --
                                                                                       -----------             ---------
           Cash used by investing activities.....................................           (565)                     --
                                                                                       -----------             ---------
Decrease in cash and cash equivalents...........................................         (17,539)                 (2,861)
Cash and cash equivalents at beginning of period................................          41,358                  16,520
                                                                                       -----------             ---------
Cash and cash equivalents at end of period......................................       $  23,819               $  13,659
                                                                                       ===========             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash received during the period for income taxes..........................      $      --               $     744
                                                                                       ===========             =========

   See accompanying notes to unaudited consolidated financial statements.


                   STIRLING COOKE BROWN HOLDINGS LIMITED

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2001 AND 2002
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)




1.       INTERIM ACCOUNTING POLICY

In the opinion of management of Stirling Cooke Brown Holdings Limited ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2001 and June 30, 2002, the results of operations for the three months and six months ended June 30, 2001 and 2002 and the cash flows for the six months ended June 30, 2001 and 2002. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of what operating results may be for the full year.

2.       SIGNIFICANT ACCOUNTING POLICIES

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months. SFAS No. 142 requires that useful lives for intangibles, other than goodwill, be reassessed and remaining amortization periods be adjusted accordingly. The reassessment was completed prior to the first quarter of 2002. The provisions of SFAS No. 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001. All provisions of SFAS No. 142 were applied beginning January 1, 2002 to goodwill and other intangible assets. Goodwill amortization totaled $58 in the second quarter of 2001 and $116 in the first six months of 2001, and the Company expects it would have approximated $35 in the second quarter and $70 in the first six months of 2002 before application of the non-amortization provisions of this statement.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. SFAS No. 144, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company adopted the provisions of SFAS No. 144 on January 1, 2002 The adoption did not have a significant impact on the Company's financial position or results of operations.

3.       REVENUES AND NET INCOME (LOSS) BY SEGMENT


 SEGMENT REVENUES                       FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                           ENDED JUNE 30,                         ENDED JUNE 30,
                                        2001           2002                  2001            2002
                                        ----           ----                  ----            ----
                                       (dollars in thousands)                (dollars in thousands)

CONTINUING OPERATIONS:
Insurance                             $  6,787      $   8,074                $ 12,064        $ 14,692
Program business                         3,218          3,112                   6,318           6,024
Brokerage                                1,720            460                   3,342           1,287
Other                                      127            113                   1,549             250
                                      ---------     ---------                --------        --------
 Total continuing operations          $ 11,852      $  11,759                $ 23,273        $ 22,253
                                      ---------     ---------                --------        --------

DISCONTINUED OPERATIONS:
Underwriting management               $    158      $    (283)               $    330        $   (252)
Reinsurance                               (192)             8                      20              --
                                      --------      ---------                --------        --------
 Total discontinued operations        $    (34)     $    (275)               $    350        $   (252)
                                      --------      ---------                --------        --------

SEGMENT PRETAX INCOME (LOSS)            FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                           ENDED JUNE 30,                         ENDED JUNE 30,
                                      2001           2002                   2001            2002
                                      ----           ----                   ----            ----
                                     (dollars in thousands)                 (dollars in thousands)

CONTINUING OPERATIONS:
Insurance                             $   241      $  (483)                $   (483)       $ (1,582)
Program business                         (782)      (3,641)                  (1,778)         (3,751)
Brokerage                                (200)      (1,709)                    (632)         (3,521)
Other                                    (695)      (1,105)                    (401)         (1,979)
                                      --------     --------                ---------       ---------
 Total continuing operations          $(1,436)     $(6,938)                $ (3,294)       $(10,833)
                                      --------     --------                ---------       ---------

DISCONTINUED OPERATIONS:
Underwriting management               $  (151)     $  (555)                $   (299)       $   (840)
Reinsurance                              (997)       4,818                   (1,258)          4,322
                                      --------     --------                 ---------       --------
 Total discontinued operations        $(1,148)     $ 4,263                 $ (1,557)       $  3,482
                                      --------     --------                 ---------       --------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of the results of operations of Stirling Cooke Brown Holdings Limited ("the Company") for the three months and six months ended June 30, 2001 and 2002 and financial condition as of June 30, 2002. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
2001 AND 2002.

REVENUES AND NET LOSS
---------------------

                                                                          FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,               ENDED JUNE 30,
                                                                            2001         2002           2001          2002
                                                                            ----         ----           ----          ----
                                                                         (dollars in thousands)      (dollars in thousands)

Revenues from continuing operations                                      $11,852       $11,759       $23,273       $22,253
Expenses from continuing operations (including insurance costs)           13,288        18,697       26,567         33,086
                                                                         -------       -------       ------        -------
Loss before taxation from continuing operations                           (1,436)       (6,938)      (3,294)       (10,833)
Taxation                                                                    (308)          (17)        (646)          (396)
                                                                         --------      --------      -------       --------
Net loss before discontinued operations                                   (1,128)       (6,921)      (2,648)       (10,437)
Discontinued operations                                                   (1,148)        4,263       (1,557)         3,482
                                                                         --------      -------       -------       -------
Net loss from all operations                                             $(2,276)      $(2,658)      $(4,205)      $(6,955)
                                                                         ========      ========      ========      ========

BASIC EPS
  Net Loss per Share                                                     $ (0.24)      $ (0.28)      $ (0.44)       $ (0.73)
  Avg. no. of ordinary shares outstanding (000's)                          9,520         9,520         9,520          9,520
DILUTED EPS
  Net Loss per Share                                                     $ (0.24)      $ (0.28)      $ (0.44)       $ (0.73)
 Avg. no. of ordinary shares outstanding (000's)                           9,520         9,520         9,520          9,520


Basic net loss per share was $0.28 in the second quarter and $0.73 in the first six months of 2002, compared to basic net loss per share of $0.24 in the second quarter of 2001 and $0.44 in the first six months of 2001. Diluted net loss per share was $0.28 in the second quarter and $0.73 in the first six months of 2002, compared to basic net loss per share of $0.24 in the second quarter of 2001 and $0.44 in the first six months of 2001.

Net loss from all operations for the second quarter of 2002 was $2.7 million, which was an increase of $0.4 million from net loss from all operations for the second quarter of 2001 of $2.3 million. Net loss from all operations for the first six months of 2002 was $7.0 million, compared to net loss from all operations for the first six months of 2001 of $4.2 million. The results for the year continued to be affected by adverse factors which impacted the Company's results last year. The program business segment suffered increased losses for the year, primarily due to a further charge of $4.0 million for estimated costs that the Company projects it will pay in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the program business segment during 2000. The Company also continued to incur costs pertaining to reinsurance-related disputes in which the Company and others are involved, including certain litigation in London, the unanticipated duration of which has placed a significant strain on the cash resources of the Company. Lastly, the Company benefited from the sale of its wholly owned reinsurance segment, which resulted in the elimination of $4.8 million of accumulated deficit in the second quarter.

The Company understands that the trial currently under way in London is likely to conclude during the fourth quarter of 2002 and, in the interim, is pursuing efforts both to reduce the ongoing cash outlays required in order to fund the defense of the litigation, and to secure additional capital, possibly through the sale of certain assets of the Company. If successful, the Company believes that these efforts will prove sufficient to enable it to avoid serious constriction in its cash resources. The Company further remains cautiously optimistic that a successful result will be achieved in the litigation itself. In that event, the Company believes that, pursuant to U.K. law, it will secure a recovery of some portion of the costs and expenses incurred in the litigation and that it will be able to recognize significant income, the recognition of which thus far has been deferred pending developments both in the litigation and in the reinsurance disputes discussed below. The ability to recognize such income, together with the elimination of the significant cash demands necessitated by the London litigation, should help restore the Company to a more adequate cash position. No assurance can be given, however, as to the results of the Company's efforts to secure additional cash resources or as to the outcome of the litigation in London.

Revenues from continuing operations of $11.8 million in the second quarter of 2002 were consistent with 2001 second quarter revenues from continuing operations of $11.8 million. Revenues from continuing operations of $22.3 million in the first six months of 2002 represented a $1.0 million decrease compared to revenues from continuing operations of $23.3 million for the first six months of 2001. Net loss from continuing operations of $6.9 million in the second quarter of 2002 represented an increase in net loss of $5.8 million from a net loss from continuing operations of $1.1 million in the second quarter of 2001. Net loss from continuing operations of $10.4 million in the first six months of 2002 represented an increase in net loss of $7.8 million from a net loss from continuing operations of $2.6 million in the first six months of 2001. The decline in revenues from continuing operations in 2002 reflected the difficult market conditions in the brokerage and program business segments. This decline was partially offset by increased net premiums earned in the insurance segment as the insurance segment retained more business by reducing the amount of reinsurance purchased for its programs.

Expenses from continuing operations, including insurance costs, of $18.7 million in the second quarter of 2002 represent a $5.4 million increase from $13.3 million in the second quarter of 2001. Expenses from continuing operations, including insurance costs, of $33.1 million in the first six months of 2002 represent a $6.5 million increase from $26.6 million in the first six months of 2001. Insurance costs for the second quarter of 2002 increased to $7.8 million, compared to $5.8 million in the second quarter of 2001. Insurance costs for the first six months of 2002 increased to $13.8 million, compared to $10.1 million in the first six months of 2001. The increases in insurance costs, which include incurred losses, were primarily due to the increases in net premiums earned. This increase in expenses from continuing operations reflects a further charge of $4.0 million in the second quarter for future anticipated losses that the Company projects it will pay in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the program business segment during 2000.

Total expenses from continuing operations excluding insurance costs for the second quarter of 2002 were $10.9 million, versus $7.5 million in the second quarter of 2001. Total expenses from continuing operations excluding insurance costs for the first six months of 2002 were $19.3 million, versus $16.5 million in the first six months of 2001. In addition, expenses from continuing operations continued to be impacted by costs and provisions pertaining to reinsurance-related disputes in which the Company is involved, including certain litigation.


REVENUES AND NET INCOME (LOSS) BY SEGMENT


SEGMENT REVENUES                        FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                           ENDED JUNE 30,                         ENDED JUNE 30,
                                        2001           2002                  2001            2002
                                        ----           ----                  ----            ----
                                       (dollars in thousands)                (dollars in thousands)

CONTINUING OPERATIONS:
Insurance                             $  6,787     $    8,074               $ 12,064        $ 14,692
Program business                         3,218          3,112                  6,318           6,024
Brokerage                                1,720            460                  3,342           1,287
Other                                      127            113                  1,549             250
                                      --------     ----------               --------        --------
 Total continuing operations           $11,852     $   11,759               $ 23,273        $ 22,253
                                      --------     ----------               --------        --------

DISCONTINUED OPERATIONS:
Underwriting management                $   158     $     (283)              $    330        $   (252)
Reinsurance                               (192)             8                     20              --
                                       --------    ----------               ---------       --------
 Total discontinued operations         $   (34)    $     (275)              $    350        $   (252)
                                       --------    ----------               ---------       --------


SEGMENT PRETAX INCOME (LOSS)            FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                           ENDED JUNE 30,                         ENDED JUNE 30,
                                        2001           2002                    2001            2002
                                        ----           ----                    ----            ----
                                       (dollars in thousands)                 (dollars in thousands)

CONTINUING OPERATIONS:
Insurance                             $     241      $    (483)              $   (483)       $ (1,582)
Program business                           (782)        (3,641)                (1,778)         (3,751)
Brokerage                                  (200)        (1,709)                  (632)         (3,521)
Other                                      (695)        (1,105)                  (401)         (1,979)
                                      ----------     ----------              ---------       ---------
 Total continuing operations          $   1,436)     $  (6,938)              $ (3,294)       $(10,833)
                                      ----------     ----------              ---------       ---------

DISCONTINUED OPERATIONS:
Underwriting management               $    (151)     $    (555)              $   (299)       $   (840)
Reinsurance                                (997)         4,818                 (1,258)          4,322
                                      ----------     ----------              ---------       ---------
 Total discontinued operations        $  (1,148)     $   4,263               $ (1,557)       $  3,482
                                      ----------     ----------              ---------       ---------

Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company. Revenues of $8.1 million in the second quarter of 2002 represented an increase of $1.3 million from revenues of $6.8 million in the second quarter of 2001. Revenues of $14.7 million in the first six months of 2002 represented an increase of $2.6 million from revenues of $12.1 million in the first six months of 2001. Net premiums earned increased to $7.3 million in the second quarter of 2002 from $5.7 million in the second quarter of 2001. Net premiums earned increased to $13.6 million in the first six months of 2002 from $10.0 million in the first six months of 2001. The increase in insurance segment revenues reflects the increase in net premiums earned. Gross written premiums decreased due to the decision to discontinue certain loss-making programs in 2001. Despite the decrease in gross premiums, net premiums earned increased as a result of reduced reinsurance ceded.

Segment loss of $0.5 million in the second quarter of 2002 represented a negative change of $0.7 million from segment income of $0.2 million in the second quarter of 2001. Segment loss of $1.6 million in the first six months of 2002 represented a decline of $1.1 million from segment loss of $0.5 million in the first six months of 2001. The increased loss before tax resulted from an increase in losses incurred on business written.

In April, 2002, A.M. Best Company decreased Realm National Insurance Company's rating to C++ from B+. While there can be no assurance of an upgrade of Realm National's rating, the Company believes that the favorable resolution of certain reinsurance disputes should better position Realm National to seek reconsideration of its rating in the foreseeable future.

Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $3.1 million in the second quarter of 2002 represented a decrease of $0.1 million from revenues of $3.2 million in the second quarter of 2001. Program business revenues of $6.0 million in the first six months of 2002 represented a decrease of $0.3 million from revenues of $6.3 million in the first six months of 2001. This decrease was due to a reduction in program business volume due to management's decision to impose more selective underwriting conditions on continuing programs and to changes in the underwriting criteria of the Company's major issuing company.

The program business segment's loss of $3.6 million in the second quarter of 2002 represented an increased loss of $2.8 million from segment loss of $0.8 million in the second quarter of 2001. The program business segment's loss of $3.8 million in the first six months of 2002 represented an increased loss of $2.0 million from segment loss of $1.8 million in the first six months of 2001. This increase in loss reflects a further charge of $4.0 million for estimated costs that the Company projects it will pay in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the program business segment during 2000.

Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Revenues of $0.5 million in the second quarter of 2002 represented a decrease of $1.2 million from revenues of $1.7 million in the second quarter of 2001. Revenues of $1.3 million in the first six months of 2002 represented a decrease of $2.0 million from revenues of $3.3 million in the first six months of 2001. The segment has been adversely affected by the disruption caused by widespread reinsurance market disputes and legal proceedings, including those involving the Company. The decrease in brokerage segment revenues was also the result of reduced business being brokered due to significantly diminished reinsurance capacity for workers' compensation business.

The brokerage segment's loss of $1.7 million in the second quarter of 2002 represented a negative change of $1.5 million, from segment loss of $0.2 million in the second quarter of 2001. The brokerage segment's loss of $3.5 million in the first six months of 2002 represented a negative change of $2.9 million, from segment loss of $0.6 million in the first six months of 2001. The 2002 loss before tax reflects the decrease in revenues, which was partially offset by a decrease in brokerage segment expenses. Expenses for the segment continued to be impacted by significant costs and provisions associated with widespread reinsurance disputes involving the Company or its clients, including certain litigation.

Other
-----

Other revenues include primarily the Company's holding companies and other non-operating subsidiaries. Revenues of $0.1 million in the second quarter of 2002 were consistent with revenues of $0.1 million in the second quarter of 2001. Revenues of $0.3 million in the first six months of 2002 represented a decrease of $1.2 million from revenues of $1.5 million in the first six months of 2001. Segment loss of $1.1 million in the second quarter of 2002 represented a $0.4 increase in loss from segment loss of $0.7 million in 2001. Segment loss of $2.0 million in the first six months of 2002 represented a $1.6 increase in loss from the first six months of $0.4 million in 2001. The negative change in revenues and income from 2001 to 2002 was primarily the result of a gain of $1.1 million on the sale of an investment during 2001. The loss before tax for the quarter primarily reflects costs in respect of ongoing administrative expenses.

Discontinued Operations
-----------------------

On March 6, 2001, following a review of its operations, the Company decided to discontinue its loss-making reinsurance and underwriting management segments.

The Company's discontinued underwriting management segment comprised companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. Underwriting management segment loss of $0.6 million in the second quarter of 2002 represented an increased loss of $0.4 million from segment loss of $0.2 million in the second quarter of 2001. Underwriting management segment loss of $0.8 million in the first six months of 2002 represented an increase in loss of $0.5 million compared to $0.3 million in the first six months of 2001, reflecting the decrease in business being underwritten.

The Company's discontinued reinsurance segment consisted of its Bermuda subsidiary, CIRCL Holdings Limited ("CIRCL") and its wholly owned reinsurance subsidiary, Comp Indemnity Reinsurance Company Limited. CIRCL's subsidiary primarily reinsured workers' compensation and property and general liability risks. CIRCL was sold effective June 27, 2002. Reinsurance segment income of $4.8 million in the second quarter of 2002 and $4.3 million in the first six months of 2002 represented the elimination of accumulated deficit. This elimination resulted from the sale of the segment in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2002, the Company held cash and marketable securities of $42.4 million, compared to $46.6 million at December 31, 2001. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $27.4 million at June 30, 2002, compared to $33.8 million at December 31, 2001. These decreased cash balances reflect the slow-down in the Company's business activities for 2002, the impact of delays in receiving outstanding reinsurance recoveries, and the net loss for the quarter. Of the $42.4 million of cash and marketable securities held by the Company at quarter end, $29.8 million (2001--$29.4 million) was held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. In addition, $6.5 million of cash and marketable securities was pledged against letters of credit at June 30, 2002. At June 30, 2002, the Company's investment portfolio (at fair market value) totaled $28.7 million (2001--$30.1 million). The portfolio consisted primarily of U.S. Treasury obligations, short-term cash and A-rated corporate debt securities.

During the first six months of 2002, the Company's operating activities used $4.5 million of net cash, compared to using $17.0 million of net cash during the first six months of 2001. The cash used by operating activities varies according to the Company's net loss and the timing of collections and payments of the Company's insurance and reinsurance balances. In light of continuing losses, the Company is continuing to review all operations and take steps to restructure those operations in an attempt to reduce cash usage. The Company anticipates that it will be able to make some reductions in the amount of cash required in connection with the defense of certain ongoing litigation prior to year-end 2002, the unanticipated duration of which has placed a significant strain on the cash resources of the Company.

The Company understands that the trial currently under way in London is likely to conclude during the fourth quarter of 2002 and, in the interim, is pursuing efforts both to reduce the ongoing cash outlays required in order to fund the defense of the litigation, and to secure additional capital, possibly through the sale of certain assets of the Company. If successful, the Company believes that these efforts will prove sufficient to enable it to avoid serious constriction in its cash resources. The Company further remains cautiously optimistic that a successful result will be achieved in the litigation itself. In that event, the Company believes that, pursuant to U.K. law, it will secure a recovery of some portion of the costs and expenses incurred in the litigation and that it will be able to recognize significant income, the recognition of which thus far has been deferred pending developments both in the litigation and in the reinsurance disputes discussed below. The ability to recognize such income, together with the elimination of the significant cash demands necessitated by the London litigation, should help restore the Company to a more adequate cash position. No assurance can be given, however, as to the results of the Company's efforts to secure additional cash resources or as to the outcome of the litigation in London.

The decrease of $64.3 million in insurance and reinsurance balances receivable during the first six months of 2002, along with the corresponding decrease of $75.4 million in insurance and reinsurance balances payable, primarily reflects the transfer of approximately $180 million of balances recorded by the Company's U.K. subsidiary to a third party ceding company. This decrease was partially offset by growth in clients' claims balances recorded in the Company's broking subsidiaries. As a result of various disputes between insurers and reinsurers on various reinsurance contracts, a number of the reinsurers have suspended paying claims due under the contracts. The Company's brokerage and underwriting management segment subsidiaries experienced a significant growth in client balances receivable and payable recorded during the six months ended June 30, 2002, reflecting this accumulation of claims due from one party to another. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet. The Company has no direct liability for these balances.

Shareholders' equity decreased by $6.6 million, to $28.9 million, at June 30, 2002 from $35.5 million at December 31, 2001, due primarily to the net loss incurred for the six months.

On February 14, 2002, the Company was advised by the Nasdaq stock market that it was not in compliance with certain Nasdaq Marketplace Rules, specifically those relating to the minimum bid price of the Company's Ordinary Stock and the minimum market value of its publicly held shares. The Company was further advised that it would have until May 15, 2002 within which to regain compliance with the Marketplace Rules, failing which the Company would be provided with written notification that its securities would be delisted. The Company had the option, prior to May 15, 2002, to apply to transfer its securities to The Nasdaq SmallCap Market. The Company filed such an application to transfer its securities and this application was granted effective June 10, 2002. The Company's shares now trade on the Nasdaq SmallCap Market.

The Company had no outstanding debt at June 30, 2002.

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

Losses and loss expenses: Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liability associated with the reinsured policy. Outstanding losses recoverable are shown separately on the consolidated balance sheets. The Company establishes reserves for losses and loss adjustment expenses related to reported claims on the basis of the evaluations of independent claims adjusters and the Company's own claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses. The Company's independent actuaries estimate claims and claims expenses arising for losses that have occurred but not yet been reported based upon the Company's and the insurance industry's experience, together with statistical information with respect to the probable number and nature of such claims. The Company established accruals in 2001 and 2002 in connection with an indemnification to its major issuing company. While the liability is not included in loss reserves, it is based on losses and is subject to the same estimation processes discussed above. The Company believes that the provision for outstanding losses and loss expenses is adequate to cover the ultimate net cost of losses and loss expenses incurred; however, such a provision is an estimate and may ultimately be significantly greater or less than the provision established. The Company has limited historical loss experience available to serve as a basis for the estimation of ultimate losses. It is possible that management will revise the estimate of outstanding losses and loss expenses in the future.

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

ACCOUNTING PRONOUNCEMENTS
-------------------------

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months. SFAS No. 142 requires that useful lives for intangibles, other than goodwill, be reassessed and remaining amortization periods be adjusted accordingly. The reassessment was completed prior to the first quarter of 2002. The provisions of SFAS No. 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001. All provisions of SFAS No. 142 were applied beginning January 1, 2002 to goodwill and other intangible assets. Goodwill amortization totaled $58 in the second quarter of 2001 and $116 in the first six months of 2001, and the Company expects it would have approximated $35 in the second quarter and $70 in the first six months of 2002 before application of the non-amortization provisions of this statement.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. SFAS No. 144, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company adopted the provisions of SFAS 144 on January 1, 2002. The adoption did not have a significant impact on the Company's financial position or results of operations.

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

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's investment portfolio is comprised of fixed-maturity investments, equity securities, and short-term investments. The Company's exposure to market risk is limited primarily to changing interest rates, primarily in the United States, as all fixed-maturity investments are denominated in U.S. dollars. The fair value of the fixed-maturity investments at June 30, 2002 was $25.5 million (December 31, 2001 - $26.5 million). A change in interest rates will affect the fair value of the Company's investments and will lead to fluctuations in "Accumulated Other Comprehensive Income" on the balance sheet. The Company does not use derivative financial instruments to manage market risk in its portfolio.

                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a) The trial in the proceedings which Sphere Drake Insurance Limited ("Sphere Drake") caused to be issued on February 29, 2001 in the London Commercial Court (equivalent to a civil complaint in U.S. jurisdictions) against two of the Company's U.K. subsidiaries, two former officers of those subsidiaries and others, is under way and currently is expected to conclude during the fourth quarter of 2002. Sphere Drake alleges, in substance, that each and every contract placed with it through its underwriting agent by the Company's U.K. broker subsidiary was commercially unreasonable. Sphere Drake further alleges that this was obvious to the broker and that, accordingly, the London Commercial Court should infer a conspiracy between the broker and the underwriting agent to defraud Sphere Drake, thereby allowing it to treat as void from the outset all of the inwards reinsurance contracts placed with Sphere Drake through its underwriting agent by the Company's broker subsidiary.

While it remains the opinion of management that the claims described in Sphere Drake's action are without merit and the case is being and will be defended vigorously, the unexpected length of the trial of this action and the significant cost of maintaining such a defense represent a considerable strain on the cash resources of the Company and its subsidiaries.

(b) On December 6, 2001, a jury returned a verdict dismissing all of the claims asserted against the Company, together with one of its London subsidiaries and a former employee of that subsidiary, in a third-party action in the New York State Supreme Court brought by AXA Reassurance S.A. ("AXA"). The verdict also encompassed all of the claims asserted against these same defendants by New Hampshire Insurance Company ("NHIC"). In that action, AXA had sought indemnity and damages resulting from its efforts to void reinsurance contracts entered into in connection with certain
"reinsurance-backed gap film financing" arrangements ("Film Finance Covers") brokered by the Company's London subsidiary. A notice of appeal was filed by AXA on June 22, 2002. Although the specific grounds for appeal have not yet been disclosed, the defendants anticipate that the appeal will seek to overturn the jury verdict. The Company intends to oppose the appeal vigorously.

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

         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the "Meeting") on May 23, 2002. A total of 9,519,972 of the Company's Ordinary Shares, with one vote each, were entitled to vote at the Meeting and holders of 7,869,250 Ordinary Shares voted in person or by proxy, constituting a quorum.

The following directors were elected at the Meeting:

Name of Director                    Votes For              Votes Withheld
----------------                    ---------              --------------

Mr. Stephen A. Crane                7,855,900                 13,350
Mr. Hadley C. Ford                  7,854,400                 14,850
Mr. David H. Elliott                7,855,900                 13,350

The following additional directors continued to serve after the meeting:
Mr. Peter S. Christie, Mr. George W. Jones, Mr. Patrick J. McDonough, Mr. Jean de Pourtales, and Mr. Len Quick.

Other matters voted on during the Meeting were as follows:

To appoint KPMG LLP as auditors of the Company to hold office until the close of the next Annual General Meeting: 7,843,609 affirmative, 13,641 negative, 12,000 abstained.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.   Description
                  -----------   -----------

                      11. Statement of Computation of Net Income Per Ordinary Share

                      99.       Forward Looking Information

         (b)      Reports on Form 8-K

                  A Form 8-K was filed on May 31, 2002, under Item 4, pursuant to which the Registrant disclosed the change in its Certifying Accountant to KPMG LLP.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 2002


                              STIRLING COOKE BROWN HOLDINGS LIMITED

                              BY: /s/ Stephen A. Crane
                                 ----------------------------------------

                              Stephen A. Crane
                              CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER


                              BY: /s/ Anthony J. Del Tufo
                                 ----------------------------------------

                              Anthony J. Del Tufo
                              ACTING CHIEF FINANCIAL OFFICER