Form 10-Q
period 2002-09-30
ALPHASTAR INSURANCE GROUP LTD
filed 2002-11-15
CIK 1043309

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

(Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

                                     OR
|-|
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from _______________ to _______________

                      COMMISSION FILE NUMBER 000-23427

                     ALPHASTAR INSURANCE GROUP LIMITED
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

                   STIRLING COOKE BROWN HOLDINGS LIMITED
            (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                       IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES      |X|               NO      |_|

The number of outstanding shares of the registrant's Ordinary Stock, $0.25 par value, as of September 30, 2002 was 9,519,972.

                                   INDEX

                       PART I - FINANCIAL INFORMATION


                                                                           PAGE
                                                                           ----

ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets at December 31, 2001 (Audited) and
       September 30, 2002 (Unaudited).....................................   1

       Unaudited Consolidated Statements of Income and Comprehensive
       Income for the three-month and nine-month periods ended September
       30, 2001 and 2002..................................................   2

       Unaudited Consolidated Statements of Changes in Shareholders'
       Equity for the three-month and nine-month periods ended September
       30, 2001 and 2002..................................................   3

       Unaudited Consolidated Statements of Cash Flows for the
       nine-month periods ended September 30, 2001 and 2002...............   4

       Notes to Unaudited Consolidated Financial Statements at September
       30, 2001 and 2002..................................................   5

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS................................   7

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK........................................................   14

ITEM 4 CONTROLS AND PROCEDURES............................................   14

                        PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS..................................................   15

ITEM 5 OTHER INFORMATION..................................................   18

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K...................................   18

       SIGNATURES.........................................................   19

       CERTIFICATIONS.....................................................   20

                                  EXHIBITS

Exhibit 3.1    Certificate of Incorporation on Change of Name.............   22

Exhibit 11     Statement of Computation of Net Income Per Ordinary
               Share......................................................   23

Exhibit 99.1   Certification Pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002................................................   24

Exhibit 99.2   Certification Pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002................................................   25

Exhibit 99.3   Forward Looking Information................................   26


                                           ALPHASTAR INSURANCE GROUP LIMITED

                                              CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 2001 (AUDITED) AND SEPTEMBER 30, 2002 (UNAUDITED)
                          (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER-SHARE DATA)

                                                                                                2001            2002
                                                                                            -----------  ------------
                                                        ASSETS
                                                        ------
Marketable securities, at fair value
         Debt securities (amortized cost, 2001 - $24,263, 2002 - $22,868).............      $    24,824  $     24,460
         Equity securities (cost, 2001 - $1,553, 2002 - $52)..........................            1,704            52
         Short-term investments (amortized cost, 2001 - $3,535, 2002 - $525)..........            3,535           525
                                                                                            -----------  ------------
Total marketable securities...........................................................           30,063        25,037
Cash and cash equivalents.............................................................           16,520        10,894
Fiduciary funds-restricted............................................................           33,825        26,167
Insurance and reinsurance balances receivable.........................................        1,040,649       969,671
Paid losses recoverable from reinsurers...............................................           24,558        11,293
Outstanding losses recoverable from reinsurers........................................           66,851        39,232
Deferred acquisition costs............................................................            3,591         2,037
Deferred reinsurance premiums ceded...................................................            2,693         2,387
Deferred tax asset....................................................................            6,193           975
Goodwill..............................................................................            1,041            --
Other assets..........................................................................            8,411         7,768
Income taxes receivable...............................................................              740            --
Assets related to deposit liabilities.................................................            2,033         1,623
                                                                                            -----------  ------------
         Total assets.................................................................      $ 1,237,168  $  1,097,084
                                                                                            ===========  ============

                                                      LIABILITIES
                                                      -----------
Outstanding losses and loss expenses..................................................      $   106,762  $     70,544
Unearned premiums.....................................................................           15,573         9,627
Deferred income.......................................................................            2,978         1,994
Insurance and reinsurance balances payable............................................        1,051,703       977,092
Funds withheld........................................................................               60            97
Accounts payable and accrued liabilities..............................................           22,554        22,347
Deposit liabilities...................................................................            2,033         1,623
                                                                                            -----------  ------------
         Total liabilities............................................................        1,201,663  $  1,083,324
                                                                                            -----------  ------------

Contingencies (Part II - Item 1 - Legal Proceedings)

                                                 SHAREHOLDERS' EQUITY
                                                 --------------------
Share Capital
         Authorized 20,000,000 ordinary shares of par value $0.25 each
         Issued and fully paid 9,963,372 and 9,963,372 ordinary shares................            2,491         2,491
Additional paid in capital............................................................           54,317        54,317
Deferred compensation.................................................................              (50)           (7)
Accumulated other comprehensive gain..................................................              650         1,036
Deficit...............................................................................          (16,246)      (38,420)
                                                                                            ------------ -------------
                                                                                                 41,162        19,417
Less: Ordinary shares in treasury (2001 - 443,400, 2002 - 443,400) at cost............           (5,657)       (5,657)
                                                                                            ------------ -------------
         Total shareholders' equity...................................................           35,505        13,760
                                                                                            -----------  ------------
         Total liabilities and shareholders' equity...................................      $ 1,237,168  $  1,097,084
                                                                                            ===========  ============

                       See accompanying notes to unaudited consolidated financial statements



                                           ALPHASTAR INSURANCE GROUP LIMITED
                                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                            AND COMPREHENSIVE INCOME (LOSS)

                              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                         (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 2001          2002                 2001         2002
                                                              -----------  ------------          -----------  -----------
REVENUES
     Risk management fees...........................          $    5,148   $     3,452           $   14,934   $   10,313
     Net premiums earned............................               6,696         5,697               16,720       19,344
     Net investment income..........................                 857           822                3,299        2,545
     Other (losses) gains...........................                 (15)            9                1,007           31
                                                             -----------  ------------          -----------  -----------
         Total revenues.............................              12,686         9,980               35,960       32,233
                                                             -----------  ------------          -----------  -----------
EXPENSES
     Net losses and loss expenses incurred..........               5,145         6,924               12,416       18,284
     Acquisition costs..............................               1,736           883                4,526        3,354
     Depreciation and amortization of capital assets                 277            91                  818          526
     Amortization of goodwill.......................                  55         1,041                  171        1,041
     Salaries and benefits..........................               4,579         3,914               13,292       11,756
     Other operating expenses.......................               3,827         6,127               10,963       17,105
                                                              -----------  ------------          -----------  -----------
         Total expenses.............................              15,619        18,980               42,186       52,066
                                                              -----------  ------------          -----------  -----------
LOSS FROM CONTINUING OPERATIONS BEFORE TAXATION.....              (2,933)       (9,000)              (6,226)     (19,833)
Taxation............................................                (421)        5,613               (1,067)       5,217
                                                              -----------  ------------          -----------  -----------
NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
     OPERATIONS.....................................              (2,512)      (14,613)              (5,159)     (25,050)

Discontinued operations:
     Net loss from discontinued operations..........              (3,342)         (606)              (5,159)      (1,942)
     Gain on disposal of discontinued operations....                  --            --                   --        4,818
                                                              -----------  ------------          -----------  -----------
     Net (loss) income from discontinued operations               (3,342)         (606)              (4,899)       2,876
                                                              -----------  ------------          -----------  -----------
NET LOSS............................................          $   (5,854)  $   (15,219)          $  (10,058)  $  (22,174)
                                                              -----------  ------------          -----------  -----------

OTHER COMPREHENSIVE LOSS:
     Unrealized holding gains arising
     during the period..............................                 537           588                  988          682
     Less: reclassification adjustments for realized
     gains included in net loss.....................                 (22)         (197)                (123)        (296)
                                                              -----------  ------------          -----------  -----------
     Other comprehensive income.....................                 515           391                  865          386
                                                              -----------  ------------          -----------  -----------
     Comprehensive loss.............................          $   (5,339)  $   (14,828)          $  (9,193)   $  (21,788)
                                                              ===========  ============          ===========  ===========

NET LOSS PER SHARE..................................
Loss from continuing operations.....................          $    (0.26)  $     (1.53)          $    (0.55)  $    (2.63)
(Loss) income from discontinued operations..........               (0.35)        (0.07)               (0.51)        0.30
                                                              -----------  ------------          -----------  -----------
Net loss per share..................................          $    (0.61)  $     (1.60)          $    (1.06)  $    (2.33)
                                                              ===========  ============          ===========  ===========


NET LOSS PER SHARE ASSUMING DILUTION
Loss from continuing operations.....................          $    (0.26)  $     (1.53)          $    (0.55)  $    (2.63)
(Loss) income from discontinued operations..........               (0.35)        (0.07)               (0.51)        0.30
                                                              -----------  ------------          -----------  -----------
Net loss per share .................................          $    (0.61)  $     (1.60)          $    (1.06)  $    (2.33)
                                                              ===========  ============          ===========  ===========

                       See accompanying notes to unaudited consolidated financial statements




                                           ALPHASTAR INSURANCE GROUP LIMITED

                         UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                       (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)


                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                                     2001         2002           2001         2002
                                                                 -----------  ------------   -----------  -----------
ORDINARY SHARES OF PAR VALUE $0.25 EACH
     Balance at beginning of period....................          $    2,491   $    2,491     $     2,466  $     2,491
     Issuance of restricted stock......................                  --           --              25           --
                                                                 -----------  ------------   -----------  -----------
     Balance at end of period..........................          $    2,491   $    2,491     $     2,491  $     2,491
                                                                 -----------  ------------   -----------  -----------

ADDITIONAL PAID IN CAPITAL
     Balance at beginning of period....................          $   54,317   $   54,317     $    54,167  $    54,317
     Issuance of restricted stock......................              --               --             150           --
                                                                 -----------  ------------   -----------  -----------
     Balance at end of period..........................          $   54,317   $   54,317     $    54,317  $    54,317
                                                                 -----------  ------------   -----------  -----------

DEFERRED COMPENSATION
     Balance at beginning of period....................          $      (79)  $      (21)    $        --  $       (50)
     Issuance of restricted stock......................                  --           --            (175)          --
     Amortized during period...........................                  14           14             110           43
                                                                 -----------  ------------   -----------  -----------
     Balance at end of period..........................          $      (65)  $       (7)    $       (65) $        (7)
                                                                 -----------  ------------   -----------  -----------


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Balance at beginning of period....................          $      321   $      645     $       (29) $       650
     Change in unrealized gain (loss) on marketable
       securities......................................                 515          391             865          386
                                                                 -----------  ------------   -----------  -----------
     Balance at end of period..........................          $      836   $    1,036     $       836  $     1,036
                                                                 -----------  ------------   -----------  -----------


RETAINED EARNINGS (DEFICIT)
     Balance at beginning of period....................          $    1,162   $  (23,201)    $     5,932  $   (16,246)
     Net loss..........................................              (5,854)     (15,219)        (10,058)     (22,174)
     Dividends.........................................                (282)          --            (848)          --
                                                                 -----------  ------------   -----------  -----------
     Balance at end of period..........................          $   (4,974)  $  (38,420)    $    (4,974) $   (38,420)
                                                                 -----------  ------------   -----------  -----------


TREASURY STOCK
     Balance at beginning of period....................          $   (5,657)  $   (5,657)    $    (5,657) $    (5,657)
                                                                 -----------  ------------   -----------  -----------
     Balance at end of period..........................          $   (5,657)  $   (5,657)    $    (5,657) $    (5,657)
                                                                 -----------  ------------   -----------  -----------
     Total shareholders' equity........................          $   46,948   $   13,760     $    46,948  $    13,760
                                                                 ===========  ============   ===========  ===========

Dividends paid per share were $0.03 and $0.00 for the three months ended September 30, 2001 and 2002 respectively, and $0.09 and $0.00 for the nine months ended September 30, 2001 and 2002 respectively.


                        See accompanying notes to unaudited consolidated financial statements.



                                            ALPHASTAR INSURANCE GROUP LIMITED
                                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                                         2001                    2002
                                                                                    ---------------         ---------------
OPERATING ACTIVITIES
Net loss.........................................................................      $ (10,058)              $ (22,174)
Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization of capital assets...........................            818                     542
       Amortization of goodwill..................................................            171                   1,041
       Amortization/accretion of marketable securities...........................            (31)                     43
       Net realized (gains) losses on sale of marketable securities..............           (193)                   (328)
       Net losses on sale of capital assets......................................              1                      42
       Amortization of deferred compensation.....................................            110                      43
       Deferred tax expense......................................................           (498)                  5,217
Changes in non-cash operating assets and liabilities:
       Fiduciary funds...........................................................           (934)                  7,658
       Insurance and reinsurance balances receivable.............................       (155,083)                 70,978
       Paid losses recoverable from reinsurers...................................         (5,451)                 13,265
       Outstanding losses recoverable from reinsurers............................          3,596                  27,619
       Deferred acquisition costs................................................         (1,966)                  1,554
       Deferred reinsurance premiums ceded.......................................          9,116                     306
       Other assets..............................................................          4,228                    (559)
       Income taxes receivable...................................................            412                     740
       Assets related to deposit liabilities.....................................            610                     410
       Outstanding losses and loss expenses......................................         (1,190)                (36,218)
       Unearned premiums.........................................................         (2,989)                 (5,946)
       Insurance and reinsurance balances payable................................        145,945                 (74,611)
       Funds withheld............................................................         (1,183)                     37
       Accounts payable and accrued liabilities..................................         (8,530)                   (207)
       Deferred income...........................................................           (565)                   (984)
       Deposit liabilities.......................................................           (610)                   (410)
                                                                                       ----------             -----------
           Net cash used by operating activities.................................        (23,913)                (11,942)
INVESTING ACTIVITIES
       Purchase of capital assets................................................           (302)                    (45)
       Sale of capital assets....................................................             57                     170
       Purchase of debt securities...............................................        (18,260)                 (8,184)
       Purchase of short-term investments, net...................................            486                   3,010
       Proceeds on sale of debt securities.......................................         19,561                   9,707
       Proceeds on sale of equity securities.....................................            275                   1,658
                                                                                       ----------             -----------
           Cash provided by investing activities.................................          1,817                   6,316
FINANCING ACTIVITIES
       Dividends.................................................................           (848)                    --
                                                                                       ----------             -----------
           Cash used by investing activities.....................................           (848)                    --
                                                                                       ----------             -----------
Decrease in cash and cash equivalents...........................................         (22,944)                 (5,626)
Cash and cash equivalents at beginning of period................................          41,358                  16,520
                                                                                       ----------             -----------
Cash and cash equivalents at end of period......................................       $  18,414              $   10,894
                                                                                       ==========             ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash received during the period for income taxes..........................      $      --              $      744
                                                                                       ==========             ===========

                        See accompanying notes to unaudited consolidated financial statements.


                     ALPHASTAR INSURANCE GROUP LIMITED
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001 AND 2002
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE DATA)




1. INTERIM ACCOUNTING POLICY

In the opinion of management of AlphaStar Insurance Group Limited ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2001 and September 30, 2002, the results of operations for the three months and nine months ended September 30, 2001 and 2002 and the cash flows for the nine months ended September 30, 2001 and 2002. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of what operating results may be for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES

In September 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months. SFAS No. 142 requires that useful lives for intangibles, other than goodwill, be reassessed and remaining amortization periods be adjusted accordingly. The reassessment was completed prior to the first quarter of 2002. The provisions of SFAS No. 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001. All provisions of SFAS No. 142 were applied beginning January 1, 2002 to goodwill and other intangible assets. Goodwill amortization totaled $55 in the third quarter of 2001 and $171 in the first nine months of 2001, and the Company expects it would have approximated $35 in the third quarter and $105 in the first nine months of 2002 before application of the non-amortization provisions of this statement. If goodwill had not been amortized in 2001, it would not have had a material effect on either net income or earnings per share. The continuation of losses for the quarter and for the nine months ended September 30, 2002 resulted in a re-evaluation by the Company of the recoverability of its intangible assets, including goodwill. Accordingly, during the quarter, the Company wrote off its remaining goodwill of approximately $1.0 million. The Company's goodwill is tested for impairment based upon prices of comparable business to that of the segment that gives rise to the goodwill, as well as the general market conditions.

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

3. REVENUES AND NET INCOME (LOSS) BY SEGMENT


  SEGMENT REVENUES                       FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                        2001           2002                  2001            2002
                                        ----           ----                  ----            ----
                                       (dollars in thousands)                (dollars in thousands)
  CONTINUING OPERATIONS:
  Insurance                            $  8,012      $  6,364                $ 20,076        $ 21,056
  Program business                        3,403         3,129                   9,722           9,153
  Brokerage                               1,082           272                   4,424           1,559
  Other                                     189           215                   1,738             465
                                       --------      --------                --------        --------
   Total continuing operations          $12,686      $  9,980                $ 35,960        $ 32,233
                                        -------      --------                --------        --------

  DISCONTINUED OPERATIONS:
  Underwriting management              $    143      $     22                $    473        $   (230)
  Reinsurance                               113            --                     133              --
                                       --------      --------                --------        --------
   Total discontinued operations       $    256      $     22                $    606        $   (230)
                                       --------      --------                --------        ---------



SEGMENT PRETAX INCOME (LOSS)            FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                         2001           2002                   2001            2002
                                         ----           ----                   ----            ----
                                       (dollars in thousands)                 (dollars in thousands)
CONTINUING OPERATIONS:
Insurance                               $  (777)     $ (3,789)               $ (1,260)       $ (5,371)
Program business                            (34)       (1,864)                 (1,812)         (5,615)
Brokerage                                (1,550)       (1,500)                 (2,182)         (5,021)
Other                                      (572)       (1,847)                   (972)         (3,826)
                                          ------     --------                ---------       ---------
 Total continuing operations            $(2,933)     $ (9,000)               $ (6,226)       $(19,833)
                                        --------     --------                ---------       ---------

DISCONTINUED OPERATIONS:
Underwriting management                 $   (49)     $   (606)               $   (348)       $ (1,446)
Reinsurance                              (3,293)           --                  (4,551)          4,322
                                        --------     --------                ---------       ---------
 Total discontinued operations          $(3,342)     $   (606)               $ (4,899)       $  2,876
                                        --------     --------                ---------       ---------


Diminished prospects for future profitability in the program and insurance segments have led the Company to conclude that it must implement alternative strategies to ensure sufficient capital for the financial viability of the Company and to preserve shareholder value. As a result, management is actively exploring various courses of action, including the raising of additional capital, the potential sale of one or more subsidiaries of the Company, the restructuring or elimination of certain of its operations, the reduction of ongoing expenses through normal attrition, reductions in personnel and the potential reduction or elimination of the considerable costs attendant to the Company's continuing status as a publicly-traded company reporting to the Securities and Exchange Commission. The Company has engaged the services of an investment banking firm to assist it in raising capital and has been negotiating with potential purchasers of certain of the Company's subsidiaries. In connection with these negotiations, the Company has obtained a commitment for interim financing that may reach $3.5 million which has eased the Company's cash constraints. Although the Company believes that such negotiations will result in transactions that will allow the Company to avoid serious liquidity problems, there can be no assurance that the Company will be successful in reaching this objective.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of the results of operations of AlphaStar Insurance Group Limited ("the Company") for the three months and nine months ended September 30, 2001 and 2002 and financial condition as of September 30, 2002. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

GENERAL

The Company is a Bermuda holding company incorporated on December 12, 1995, which, through its subsidiaries, provides insurance services and products. The Company provides its range of services and products to insurance and reinsurance companies, insurance agents, and insureds. The Company is involved primarily in the workers' compensation, occupational accident and health and property/casualty insurance markets through its subsidiaries located in the United States, Bermuda and London. Effective September 10, 2002, the Company changed its name from Stirling Cooke Brown Holdings Limited to AlphaStar Insurance Group Limited in order to enable the Company and its subsidiaries to reflect the extensive re-engineering that has been implemented throughout the organization.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002.

REVENUES AND NET LOSS
---------------------


                                                         FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                           2001         2002           2001          2002
                                                           ----         ----           ----          ----
                                                         (dollars in thousands)      (dollars in thousands)
Revenues from continuing operations                      $12,686       $  9,980      $ 35,960      $ 32,233
Expenses from continuing operations
       (including insurance costs)                        15,619         18,980        42,186        52,066
                                                         -------        -------        ------      --------
Loss before taxation from continuing operations           (2,933)        (9,000)       (6,226)      (19,833)
Taxation                                                    (421)         5,613        (1,067)        5,217
                                                         --------       -------       -------      --------
Net loss before discontinued operations                   (2,512)       (14,613)       (5,159)      (25,050)
Discontinued operations                                   (3,342)          (606)       (4,899)        2,876
                                                         --------      --------       -------      --------
Net loss                                                 $(5,854)      $(15,219)     $(10,058)     $(22,174)
                                                         ========      =========     =========     =========

BASIC EPS
  Net Loss per Share                                     $ (0.61)      $  (1.60)     $  (1.06)     $  (2.33)
  Avg. no. of ordinary shares outstanding (000's)          9,520          9,520         9,520         9,520

DILUTED EPS
  Net Loss per Share                                     $ (0.61)      $  (1.60)     $  (1.06)     $  (2.33)
  Avg. no. of ordinary shares outstanding (000's)          9,520          9,520         9,520         9,520


Basic net loss per share was $1.60 in the third quarter and $2.33 in the first nine months of 2002, compared to basic net loss per share of $0.61 in the third quarter of 2001 and $1.06 in the first nine months of 2001. Diluted net loss per share was $1.60 in the third quarter and $2.33 in the first nine months of 2002, compared to basic net loss per share of $0.61 in the third quarter of 2001 and $1.06 in the first nine months of 2001.

Net loss from all operations for the third quarter of 2002 was $15.2 million, which was an increase in net loss of $9.3 million from net loss from all operations for the third quarter of 2001 of $5.9 million. Net loss from all operations for the first nine months of 2002 was $22.2 million, compared to net loss from all operations for the first nine months of 2001 of $10.1 million. The results for the year continued to be affected by adverse factors which impacted the Company's results last year. The program business segment suffered increased losses for the year, primarily due to a further charge of $2.0 million for the quarter and $6.0 for the nine months ended September 30, 2002 for estimated costs that the Company projects it will pay in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the program business segment during 2000 and 2001.

The results for the quarter reflected an underwriting loss in the insurance segment of approximately $3.8 million, due to write-offs of bad debts, higher loss and expense ratios caused by less than expected written premiums, and increased losses attributable in part to previously discontinued programs. The reduced written premium was the result, in part, of the continuing effects of the downgrading last spring of the Company's New York-domiciled insurance subsidiary. The program business segment suffered increased losses for the quarter, primarily due to a further charge of $2.0 million for estimated costs that the Company projects it may become liable for in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the program business segment. The continuation of losses for the quarter and for the nine months ended September 30, 2002 resulted in a re-evaluation by the Company of the recoverability of its intangible assets of goodwill and deferred taxes. Accordingly, during the quarter, the Company wrote off its remaining goodwill of approximately $1.0 million, as well as deferred taxes in the amount of approximately $5.6 million. The Company also continued to incur significant costs arising from reinsurance related disputes in which the Company and others are involved, including certain litigation in London, and the adverse effects of such disputes on the Company's brokerage segment.

These disputes, as well as the Company's continuing operating losses, have severely depleted the Company's cash resources. These factors, as well as diminished prospects for future profitability in the program and insurance segments, have led the Company to conclude that it must implement alternative strategies to ensure sufficient capital for the financial viability of the Company and to preserve shareholder value. As a result, management is actively exploring various courses of action, including the raising of additional capital, the potential sale of one or more subsidiaries of the Company, the restructuring or elimination of certain of its operations, the reduction of ongoing expenses through normal attrition, reductions in personnel and the potential reduction or elimination of the considerable costs attendant to the Company's continuing status as a publicly-traded company reporting to the Securities and Exchange Commission. The Company has engaged the services of an investment banking firm to assist it in raising capital and has been negotiating with potential purchasers of certain of the Company's subsidiaries. Although the Company believes that such negotiations will result in transactions that will allow the Company to avoid serious liquidity problems, there can be no assurance that the Company will be successful in reaching this objective.

Revenues from continuing operations of $10.0 million in the third quarter of 2002 represented a decrease of $2.7 million from 2001 third quarter revenues from continuing operations of $12.7 million. Revenues from continuing operations of $32.2 million in the first nine months of 2002 represented a $3.8 million decrease compared to revenues from continuing operations of $36.0 million for the first nine months of 2001. Net loss from continuing operations of $14.6 million in the third quarter of 2002 represented an increase in net loss of $12.1 million from a net loss from continuing operations of $2.5 million in the third quarter of 2001. Net loss from continuing operations of $25.1 million in the first nine months of 2002 represented an increase in net loss of $19.9 million from a net loss from continuing operations of $5.2 million in the first nine months of 2001. The decline in revenues from continuing operations in 2002 reflected the difficult market conditions in the brokerage and program business segments. This decline was partially offset by increased net premiums earned in the insurance segment as the insurance segment retained more business by reducing the amount of reinsurance purchased for its programs.

Expenses from continuing operations, including insurance costs, of $19.0 million in the third quarter of 2002 represent a $3.4 million increase from $15.6 million in the third quarter of 2001. Expenses from continuing operations, including insurance costs, of $52.1 million in the first nine months of 2002 represent a $9.9 million increase from $42.2 million in the first nine months of 2001. Insurance costs for the third quarter of 2002 increased to $7.8 million, compared to $6.9 million in the third quarter of 2001. Insurance costs for the first nine months of 2002 increased to $21.6 million, compared to $16.9 million in the first nine months of 2001. The increases in insurance costs, which include incurred losses, were partially due to the increases in net premiums earned. The increase in expenses from continuing operations reflects a further charge of $2.0 million in the third quarter and $6.0 million in the nine months ended September 30, 2002 for estimated costs that the Company projects it will pay in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the program business segment during 2000 and 2001.

Total expenses from continuing operations excluding insurance costs for the third quarter of 2002 were $11.2 million, versus $8.7 million in the third quarter of 2001. Total expenses from continuing operations excluding insurance costs for the first nine months of 2002 were $30.4 million, versus $25.3 million in the first nine months of 2001. In addition, expenses from continuing operations continued to be impacted by costs and provisions pertaining to reinsurance-related disputes in which the Company is involved, including certain litigation.


  SEGMENT REVENUES                       FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                        2001           2002                    2001            2002
                                        ----           ----                    ----            ----
                                       (dollars in thousands)                (dollars in thousands)
  CONTINUING OPERATIONS:
  Insurance                            $   8,012      $  6,364                $ 20,076        $ 21,056
  Program business                         3,403         3,129                   9,722           9,153
  Brokerage                                1,082           272                   4,424           1,559
  Other                                      189           215                   1,738             465
                                        --------      --------                --------        --------
   Total continuing operations           $12,686      $  9,980                $ 35,960        $ 32,233
                                         -------      --------                --------        --------

  DISCONTINUED OPERATIONS:
  Underwriting management               $    143      $     22                $    473        $   (230)
  Reinsurance                                113            --                     133              --
                                        --------      --------                --------        --------
   Total discontinued operations        $    256      $     22                $    606        $   (230)
                                        --------      --------                --------        --------



SEGMENT PRETAX INCOME (LOSS)            FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                         2001          2002                     2001            2002
                                         ----          ----                     ----            ----
                                     (dollars in thousands)                  (dollars in thousands)
CONTINUING OPERATIONS:
Insurance                               $  (777)       $(3,789)               $ (1,260)      $  (5,371)
Program business                            (34)        (1,864)                 (1,812)         (5,615)
Brokerage                                (1,550)        (1,500)                 (2,182)         (5,021)
Other                                      (572)        (1,847)                   (972)         (3,826)
                                        --------       --------               ---------      ----------
 Total continuing operations            $(2,933)       $(9,000)               $ (6,226)      $ (19,833)
                                        --------       --------               ---------      ----------

DISCONTINUED OPERATIONS:
Underwriting management                 $   (49)       $  (606)               $   (348)      $  (1,446)
Reinsurance                              (3,293)            --                  (4,551)          4,322
                                        --------       -------                ----------     ----------
 Total discontinued operations          $(3,342)       $  (606)               $ (4,899)      $   2,876
                                        --------       --------               ----------     ----------


Insurance
---------

The Company's insurance segment consists of its wholly owned U.S.-based insurance company, Realm National Insurance Company. Revenues of $6.4 million in the third quarter of 2002 represented a decrease of $1.6 million from revenues of $8.0 million in the third quarter of 2001. Revenues of $21.1 million in the first nine months of 2002 represented an increase of $1.0 million from revenues of $20.1 million in the first nine months of 2001. Net premiums earned decreased to $5.7 million in the third quarter of 2002 from $6.7 million in the third quarter of 2001. Net premiums earned increased to $19.3 million in the first nine months of 2002 from $16.7 million in the first nine months of 2001. The increase in insurance segment revenues for the nine months ended September 30, 2002 compared to the similar period in 2001 reflects the increase in net premiums earned. Gross written premiums decreased due to the decision to discontinue certain loss-making programs in 2001 as well as a downgrade by A.M Best Company in April 2002 of Realm National Insurance Company's rating to C++ from B+. Despite the decrease in gross premiums, net premiums earned increased as a result of reduced reinsurance ceded.

Segment loss of $3.8 million in the third quarter of 2002 represented an increase in loss of $3.0 million from segment loss of $0.8 million in the third quarter of 2001. Segment loss of $5.4 million in the first nine months of 2002 represented a decline of $4.1 million from segment loss of $1.3 million in the first nine months of 2001. The increased loss before tax resulted from an increase in losses incurred on business written and increased underwriting expenses.

Program Business
----------------

The Company's program business segment consists of subsidiaries that market insurance products and administer programs developed by the Company. Program business revenues of $3.1 million in the third quarter of 2002 represented a decrease of $0.3 million from revenues of $3.4 million in the third quarter of 2001. Program business revenues of $9.2 million in the first nine months of 2002 represented a decrease of $0.5 million from revenues of $9.7 million in the first nine months of 2001. This decrease was due to a reduction in program business volume due to the imposition of more selective underwriting conditions on continuing programs and to changes in the underwriting criteria of the Company's major issuing company.

The program business segment's loss of $1.9 million in the third quarter of 2002 represented an increased loss of $1.9 million compared to the third quarter of 2001. The program business segment's loss of $5.6 million in the first nine months of 2002 represented an increased loss of $3.8 million from segment loss of $1.8 million in the first nine months of 2001. This increase in loss reflects a further charge of $2.0 million in the quarter and $6.0 million for the nine months ended September 30, 2002 for estimated costs that the Company projects it may pay in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the program business segment during 2000 and 2001.

Brokerage
---------

The Company's brokerage segment consists of subsidiaries that receive a fee or commission for brokering insurance and reinsurance contracts. Revenues of $0.3 million in the third quarter of 2002 represented a decrease of $0.8 million from revenues of $1.1 million in the third quarter of 2001. Revenues of $1.6 million in the first nine months of 2002 represented a decrease of $2.8 million from revenues of $4.4 million in the first nine months of 2001. The segment has been adversely affected by the disruption caused by widespread reinsurance market disputes and legal proceedings, including those involving the Company. The decrease in brokerage segment revenues was also the result of reduced business being brokered due to significantly diminished reinsurance capacity for workers' compensation business.

The brokerage segment's loss of $1.5 million in the third quarter of 2002 represented an improvement of $0.1 million from segment loss of $1.6 million in the third quarter of 2001. The brokerage segment's loss of $5.0 million in the first nine months of 2002 represented a negative change of $2.8 million, from segment loss of $2.2 million in the first nine months of 2001. The loss for the nine months ended September 30, 2002 before tax reflects the decrease in revenues, which was partially offset by a decrease in brokerage segment expenses. Expenses for the segment continued to be impacted by significant costs and provisions associated with widespread reinsurance disputes involving the Company or its clients, including certain litigation.

Other
-----

Other revenues include primarily the Company's holding companies and other non-operating subsidiaries. Revenues of $0.2 million in the third quarter of 2002 were consistent with revenues of $0.2 million in the third quarter of 2001. Revenues of $0.5 million in the first nine months of 2002 represented a decrease of $1.2 million from revenues of $1.7 million in the first nine months of 2001. Segment loss of $1.8 million in the third quarter of 2002 represented a $1.2 increase in loss from segment loss of $0.6 million in 2001. Segment loss of $3.8 million in the first nine months of 2002 represented a $2.8 increase in loss from the first nine months of $1.0 million in 2001. The negative change in revenues and income from 2001 to 2002 was partially the result of a one-time gain of $1.1 million on the sale of an investment during 2001. The loss before tax for the quarter primarily reflects costs in respect of ongoing administrative expenses.

Discontinued Operations
-----------------------

On March 6, 2001, following a review of its operations, the Company decided to discontinue its loss-making underwriting management and reinsurance segments.

The Company's discontinued underwriting management segment comprised companies that primarily underwrote and administered reinsurance business on behalf of independent reinsurance companies. Underwriting management segment loss was $0.6 million in the third quarter of 2002. Underwriting management segment loss of $1.4 million in the first nine months of 2002 represented an increase in loss of $1.1 million compared to $0.3 million in the first nine months of 2001, reflecting the decrease in business being underwritten.

The Company's discontinued reinsurance segment consisted of its Bermuda subsidiary, CIRCL Holdings Limited ("CIRCL") and its wholly owned reinsurance subsidiary, Comp Indemnity Reinsurance Company Limited. CIRCL's subsidiary primarily reinsured workers' compensation and property and general liability risks. CIRCL was sold effective June 27, 2002. Reinsurance segment income of $4.3 million in the first nine months of 2002 represented the elimination of accumulated deficit. This elimination resulted from the sale of the segment in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2002, the Company held cash and marketable securities of $35.9 million, compared to $46.6 million at December 31, 2001. In addition, the Company held cash in fiduciary accounts relating to insurance client premiums amounting to $26.2 million at September 30, 2002, compared to $33.8 million at December 31, 2001. These decreased cash balances reflect the slow-down in the Company's business activities in 2002, the impact of delays in receiving outstanding reinsurance recoveries, and the net loss for the nine months ended September 30, 2002. Of the $35.9 million of cash and marketable securities held by the Company at quarter end, $25.4 million (2001--$29.4 million) was held by subsidiaries whose payment of dividends to the Company was subject to regulatory restrictions or possible tax liabilities. In addition, $6.7 million of cash and marketable securities was pledged against letters of credit at September 30, 2002. At September 30, 2002, the Company's investment portfolio (at fair market value) totaled $25.0 million (2001--$30.1 million). The portfolio consisted primarily of U.S. Treasury obligations, short-term cash and A-rated corporate debt securities.

During the first nine months of 2002, the Company's operating activities used $11.9 million of net cash, compared to using $23.9 million of net cash during the first nine months of 2001. The cash used by operating activities varies according to the Company's net loss and the timing of collections and payments of the Company's insurance and reinsurance balances.

The results for the quarter reflected an underwriting loss in the insurance segment of approximately $4.0 million, due to write-offs of bad debts, higher loss and expense ratios caused by less than expected written premiums, and increased losses attributable in part to previously discontinued programs. The reduced written premium was the result, in part, of the continuing effects of the downgrading last spring of the Company's New York-domiciled insurance subsidiary. The program business segment suffered increased losses for the quarter, primarily due to a further charge of $2.0 million for estimated costs that the Company projects it may become liable for in connection with its indemnification of its major issuing company for losses in excess of a specific loss ratio on business produced by the program business segment. The continuation of losses for the quarter and for the nine months ended September 30, 2002 resulted in a re-evaluation by the Company of the recoverability of its intangible assets of goodwill and deferred taxes. Accordingly, during the quarter, the Company wrote off its remaining goodwill of approximately $1.0 million, as well as deferred taxes in the amount of approximately $5.6 million. The Company also continued to incur significant costs arising from reinsurance related disputes in which the Company and others are involved, including certain litigation in London, and the adverse effects of such disputes on the Company's brokerage segment.

These disputes, as well as the Company's continuing operating losses, have severely depleted the Company's cash resources. These factors, as well as diminished prospects for future profitability in the program and insurance segments, have led the Company to conclude that it must implement alternative strategies to ensure sufficient capital for the financial viability of the Company and to preserve shareholder value. As a result, management is actively exploring various courses of action, including the raising of additional capital, the potential sale of one or more subsidiaries of the Company, the restructuring or elimination of certain of its operations, the reduction of ongoing expenses through normal attrition, reductions in personnel and the potential reduction or elimination of the considerable costs attendant to the Company's continuing status as a publicly-traded company reporting to the Securities and Exchange Commission. The Company has engaged the services of an investment banking firm to assist it in raising capital and has been negotiating with potential purchasers of certain of the Company's subsidiaries. In connection with these negotiations, the Company has obtained a commitment for interim financing that may reach $3.5 million which has eased the Company's cash constraints. Although the Company believes that such negotiations will result in transactions that will allow the Company to avoid serious liquidity problems, there can be no assurance that the Company will be successful in reaching this objective.

The Company understands that the presentation of evidence in the trial currently under way in London has concluded, and anticipates that a judgment will be rendered sometime between year end 2002 and the end of the first quarter of 2003, following a period of post-trial briefing and argument. The Company remains cautiously optimistic that a successful result will be achieved in the litigation itself. In that event, the Company believes that, pursuant to U.K. law, it will secure a recovery of some portion of the costs and expenses incurred in the litigation. Various factors may affect the timing of receipt and the Company's ability to utilize any funds awarded. The Company further anticipates that, in the event of a favorable verdict, the Company also will be able to recognize additional income, the recognition of which thus far has been deferred pending developments both in the litigation and in the reinsurance disputes discussed below. Such income, if recognized, could be subject to claims by various third parties.

No assurance can be given as to the results of the Company's efforts to secure additional cash resources or as to the outcome of the litigation in London. In the event that the Company's efforts prove unavailing, the Company anticipates that it will be required to drastically constrict or eliminate certain of its operating segments or to take other significant action.

The decrease of $71.0 million in insurance and reinsurance balances receivable during the first nine months of 2002, along with the corresponding decrease of $74.6 million in insurance and reinsurance balances payable, primarily reflects the reduction of balances in discontinued operations, the transfer of balances recorded by the Company's U.K. subsidiary to a third party ceding company, and a decrease in broker balances. This decrease was partially offset by growth in clients' claims balances recorded in the Company's broking subsidiaries. These balances are reflected as an asset or liability, as the case may be, on the Company's balance sheet. The Company has no direct liability for these balances.

Shareholders' equity decreased by $21.7 million, to $13.8 million, at September 30, 2002 from $35.5 million at December 31, 2001, due primarily to the net loss incurred for the nine months.

The Company had no outstanding debt at September 30, 2002.

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

ACCOUNTING PRONOUNCEMENTS
-------------------------

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months. SFAS No. 142 requires that useful lives for intangibles, other than goodwill, be reassessed and remaining amortization periods be adjusted accordingly. The reassessment was completed prior to the first quarter of 2002. The provisions of SFAS No. 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001. All provisions of SFAS No. 142 were applied beginning January 1, 2002 to goodwill and other intangible assets. Goodwill amortization totaled $55 in the third quarter of 2001 and $171 in the first nine months of 2001, and the Company expects it would have approximated $35 in the third quarter and $105 in the first nine months of 2002 before application of the non-amortization provisions of this statement. If goodwill had not been amortized in 2001, it would not have had a material effect on either net income or earnings per share. The continuation of losses for the quarter and for the nine months ended September 30, 2002 resulted in a re-evaluation by the Company of the recoverability of its intangible assets, including goodwill. Accordingly, during the quarter, the Company wrote off its remaining goodwill of approximately 1.0 million. The Company's goodwill is tested for impairment based upon prices of comparable businesses to that of the segment that gives rise to the goodwill, as well as the general market conditions.

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

Reference is made to the cautionary statements contained in Exhibit 99.3 to this Form 10-Q for a discussion of the factors that may cause actual results to differ from any results expressed or implied by these forward-looking statements.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's investment portfolio is comprised of fixed-maturity investments, equity securities, and short-term investments. The Company's exposure to market risk is limited primarily to changing interest rates, primarily in the United States, as all fixed-maturity investments are denominated in U.S. dollars. The fair value of the fixed-maturity investments at September 30, 2002 was $25.0 million (December 31, 2001 - $26.5 million). A change in interest rates will affect the fair value of the Company's investments and will lead to fluctuations in "Accumulated Other Comprehensive Income" on the balance sheet. The Company does not use derivative financial instruments to manage market risk in its portfolio.

ITEM 4   CONTROLS AND PROCEDURES

The Company's controls and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Acting Chief Financial Officer have reviewed the effectiveness of the Company's disclosure controls and procedures within the last ninety days, and have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by the Company's Chief Executive Officer and the Acting Chief Financial Officer.

                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a) The presentation of evidence in the proceedings that Sphere Drake Insurance Limited ("Sphere Drake") caused to be issued on February 29, 2001 in the London Commercial Court (equivalent to a civil complaint in U.S. jurisdictions) against two of the Company's U.K. subsidiaries, two former officers of those subsidiaries and others, has concluded. The Company anticipates that a judgment in that action will be rendered sometime between year end 2002 and the conclusion of the first quarter of 2003, following a period of trial briefing and argument. The Company remains cautiously optimistic that a successful result will be achieved in the litigation.

While it remains the opinion of management that the claims described in Sphere Drake's action are without merit and the case is being and will be defended vigorously, the unexpected length of the trial of this action and the significant cost of maintaining such a defense represent a considerable strain on the cash resources of the Company and its subsidiaries.

(b) In October, 2002, Justice Charles Ramos of the Supreme Court of the State of New York, County of New York, dismissed a third party complaint against the Company and one of its London broking subsidiaries relating to a motion picture finance insurance case. The dismissal was with prejudice on the ground that the third party plaintiff could not establish a claim of fraud or negligent misrepresentation. Separately, in the action involving George Litto Pictures, Inc. ("Litto") which was dismissed after a jury verdict in the Company's favor in May 2002, the third party plaintiff, AXA Reassurance S.A. ("AXA") has filed a notice of appeal to the intermediate appellate court in the State of New York. With regard to the same Litto policy, a different carrier, General Star International Indemnity filed an action in a London court against one of the Company's London broking subsidiaries in which that insurer makes essentially the same claims AXA advanced without success in the Litto Action that is now on appeal from the judgment in the Company's favor. The London broking subsidiary has filed an action in the New York State Supreme Court seeking to enjoin prosecution of this action in the London court.

The previously reported tolling agreements entered into by the Company's affiliates in the California litigations relating to Silicon Valley Bank's litigation against New Hampshire Insurance Company have expired. The Company and its affiliates, as previously reported, were dismissed from all of these California actions on jurisdictional grounds.

At this time, one of the Company's London broking subsidiaries is a defendant in the recently filed action in London (in which $1.8 million is claimed) and is defending on appeal its dismissals from the two New York cases. There are, at present, no other litigations against the Company or its affiliates relating to the Company's previous involvement in motion picture finance insurance.

It is the opinion of management that the claims described in these actions are without merit, and the cases are being and will be defended vigorously.

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

(c) Several arbitration proceedings are currently pending in England between reinsurers and ceding insurers relating to reinsurance transactions involving the personal accident excess of loss market in London ("LMX") for the account years 1993, 1994, 1995, 1996, 1997 and 1998. Although neither the Company nor any of its broker subsidiaries is a party to any of these arbitrations, certain of the Company's subsidiaries acted as a reinsurance broker for ceding insurer clients that are parties to certain of the arbitrations.

The Company understands that reinsurers generally have alleged that they sustained losses due to an "artificial" spiral in the LMX market, the existence of which, as well as other information, was not disclosed to them by the ceding insurers or their reinsurance brokers. In certain proceedings, there also are specific misrepresentation and non-disclosure allegations that are not of a generic nature. Relying on either or both types of allegations, these reinsurers have asserted that they are no longer obligated to honor their reinsurance agreements and have suspended payment of claims.

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

With the exception of two related proceedings pending against certain subsidiaries of the Company and certain current and former officers of these subsidiaries, each of which has now been settled, all judicial proceedings against the Company's subsidiaries relating to these matters have been stayed or held in abeyance pursuant to standstill agreements or court order.

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

The Company understands that substantial progress has been and continues to be made by various market participants in settling ongoing reinsurance disputes, including many of the market participants that are parties to the arbitrations and other proceedings described above. The Company understands that a settlement by certain market participants of reinsurance disputes arising in the 1994 year of account (the "1994 Year of Account Settlement") has been executed. The Company further understands that working groups have been established to attempt to arrive at similar settlements in respect of the 1993, 1995 and 1996 years of account.

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

ITEM 2   CHANGES IN SECURITES AND USE OF PROCEEDS

         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No. Description

                     3.1      Certificate of Incorporation on Change of Name
                     11       Statement of Computation of Net Income Per
                              Ordinary Share
                     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     99.3     Forward Looking Information

          (b)     Reports on Form 8-K

                  A Form 8-K was filed on August 14, 2002, under Item 9, furnishing the sworn statements submitted by the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 2002


                     ALPHASTAR INSURANCE GROUP LIMITED

                     BY:      /s/ Stephen A. Crane
                        ---------------------------------

                     Stephen A. Crane
                     CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER


                     BY:      /s/ Anthony J. Del Tufo
                        ---------------------------------

                     Anthony J. Del Tufo
                     ACTING CHIEF FINANCIAL OFFICER

CERTIFICATIONS

I, Stephen A. Crane, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AlphaStar Insurance Group Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (and persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

     By: /s/ Stephen A. Crane
        ----------------------------

     Stephen A. Crane
     CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, Anthony J. Del Tufo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AlphaStar Insurance Group Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (and persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

     By: /s/ Anthony J. Del Tufo
        ----------------------------

     Anthony J. Del Tufo
     ACTING CHIEF FINANCIAL OFFICER